Form 10QSB
period 2007-10-31
Siga Resources Inc.
filed 2007-11-15
CIK 1386936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended October 31, 2007

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 333-145879

SIGA RESOURCES, INC.
     (Exact name of small business issuer as specified in its charter)

Nevada	74-3207964
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8 Nairal Road, Ralwai, Suva, Fiji
(Address of principal executive offices)

(679) 338-6092
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □ No □

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

November 15, 2007: 1,251,000 common shares

Transitional Small Business Disclosure format (Check one):     Yes [ ]     No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Siga Resources, Inc. (a pre-exploration stage company) at October 31, 2007 (with comparative figures as at July 31, 2007) and the statement of operations for the three months ended October 31, 2007 and for the period from January 18, 2007 (date of incorporation) to October 31, 2007 and the statement of cash flows for the three months ended October 31, 2007 and for the period from January 18, 2007 (date of incorporation) to October 31, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended October 31, 2007 are not necessarily indicative of the results that can be expected for the year ending July 31, 2008.

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited - Prepared by Management)

	October 31, 2007	July 31, 2007

ASSETS

CURRENT ASSETS

Cash	$ 5,533	$ 23,285

Total Current Assets	$ 5,533	$ 23,285

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 4,537	$ 5,405
Accounts payable - related parties	6,480	6,039

Total Current Liabilities	11,017	11,444

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value;
1,251,000 shares issued and outstanding	1,251	1,251
Capital in excess of par value	37,599	33,249
Deficit accumulated during the pre-exploration stage	(44,334)	(22,659)

Total Stockholders’ Deficiency	(5,484)	11,841

	$ 5,533	$ 23,285

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For three months ended October 31, 2007 and for the period from January 18, 2007 (date of inception) to October 31, 2007

(Unaudited - Prepared by Management)

	Three months ended July 31, 2007	From January 18, 2007 (dated of inception) to July 31, 2007

REVENUES	$ -	$ -

EXPENSES
Accounting and auditing	1,550	5,375
Bank charges and interest	233	248
Consulting	7,500	10,000
Edgarizing	1,582	1,582
Exploration and staking	-	5,000
Filing fees	3	220
Incorporation costs	-	720
Legal	5,000	6,500
Management fees	3,000	9,000
Office	441	623
Rent	900	2,700
Telephone	450	1,350
Transfer agent’s fees	1,016	1,016

NET LOSS FROM OPERATIONS	$(21,675)	$ (44,334)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.02)

AVERAGE OUTSTANDING SHARES

Basic	1,251,000

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the three months ended October 31, 2007 and for the period from January 18, 2007 (date of inception) to October 31, 2007

(Unaudited - Prepared by Management)

	Three months ended October 31, 2007	From January 18, 2007 (date of inception) to October 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (21,675)	$ (44,334)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	(868)	4,537
Capital contributions - expenses	4,350	13,050

Net Cash Provided (Used) in Operations	(18,193)	(26,747)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	441	6,480
Proceeds from issuance of common stock	-	25,800
	441	32,280

Net (Decrease) Increase in Cash	(17,752)	5,533

Cash at Beginning of Period	23,285	-

CASH AT END OF PERIOD	$ 5,533	$ 5,533

The accompanying notes are an integral part of these unaudited financial statements

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2007

(Unaudited - Prepared by Management)

1. ORGANIZATION

The Company, Siga Resources Inc., was incorporated under the laws of the State of Nevada on January 18, 2007 with the authorized capital stock of 300,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the pre-exploration stage.

The Company has elected July 31 as its fiscal year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then only the basic per share amounts are shown in the report.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2007

(Unaudited - Prepared by Management)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On October 31, 2007 the Company had a net operating loss carry forward of $44,334 for income tax purposes. The tax benefit of approximately $13,300 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses will expire on 2027.

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized. The functional currency is considered to be US dollars.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value to their short term maturities.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2007

(Unaudited - Prepared by Management)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Unproven Mining Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. AQUISITION OF MINERAL CLAIM

On March 11, 2007, the Company acquired the Valolo Gold Claim located in the Republic of Fiji for the consideration of $5,000 including a geological report. The Valolo Gold Claim is located 10 miles east of the town of Korovou , Fiji. Under Fijian law, the claim remains in good standing as long as the Company has an interest in it. There is no annual maintenance fees or minimum exploration work required on the Claim.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 60% of the common stock issued and have made no interest, demand loans to the Company of $6,480 and have made contributions to capital of $13,500 in the form of expenses paid for the Company.

5. CAPITAL STOCK

On July 11, 2007, Company completed a private placement consisting of 750,000 common shares sold to directors and officers at a price of $0.001 per share for a total consideration of $750. On July 31, 2007, the Company completed a private placement of 501,000 common shares at $0.05 per share for a total consideration of $25,050.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Siga Resources, Inc. (“Siga”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

We were incorporated in the State of Nevada on January 18, 2007, and established a fiscal year end of July 31. We do not have any subsidiaries, affiliated companies or joint venture partners.

We are a start-up, pre-exploration stage company engaged in the search for gold and related minerals and have not generated any operating revenues since inception. We have one claim call the Valolo Claim located in Fiji. We have incurred losses since inception and we must raise additional capital to fund our operations. There is no assurance we will be able to raise this capital.

There is no assurance that a commercially viable mineral deposit, a reserve, exists at our mineral claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility. Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not currently have and may never be able to raise.

Our sole holding is a 100% interest in the Valolo Gold Claim located in the Republic of Fiji. Siga acquired the Valolo Claim for the sum of $5,000. We own no property other than the Valolo Claim.

As of the date of this prospectus, we have not conducted any exploration work on the Valolo Claim. We do not have funds sufficient to complete only Phase 1 of a two-phase exploration program recommended for the Valolo Claim. Nevertheless, we are hoping to start Phase I by no later than the Spring of 2008 through advances from our directors.

We have no fulltime employees and our management devotes a small percentage of their time to the affairs of Siga.

Our administrative office is located at 8 Nairal Road, Ralwai, Suva, Fiji. Our telephone number is (679) 338-6092.

DESCRIPTION OF THE PROPERTY

Particulars of the Valolo Claim, our sole mineral property follow.

Location and Access

The Valolo Claim is located approximately 15 kilometers (9 miles) south of Korovou, Fiji. The area covered by the Claim is an active mineral exploration and development region with plenty of heavy equipment and operators available for hire. Korovou provides all necessary amenities and supplies including, fuel, helicopter services, hardware, drilling companies and assay services. Access to our Claim is via major highway west from Korovou. No water is required for the purposes of our planned exploration work. No electrical power is required at this stage of exploration. Any electrical power that might be required in the foreseeable future could be supplied by gas powered portable generators.

The claim’s terrain is rugged with elevations ranging from of 1,420 feet to 2,650 feet. Tropical mountain forests grow at lower elevations in the northeast corner of the claim and good rock exposure is found along the peaks and ridges in the eastern portion of the claim. The climate is mild year round with the rainy season falling from May to October.

Property Geology

A belt of volcanic rocks, of the Savura Volcanic Group, underlies the property. These volcanic rocks are exposed along a wide axial zone of a broad complex. The presence of these rocks is on our property is relevant to us as gold mineralization, at the nearby (approximately 20 miles to the west of our claim) Nasoata Gold Mine, a past producer of gold in commercial quantities, is generally concentrated within extrusive volcanic rocks (of the Savura Volcanic Group) on the walls of large volcanic caldera.

The main igneous intrusions consist of ‘Medrausucu’ consisting of tholetic gabbros, tonalities and tondjhemites.

Theoletic Gabbros, for example, are generally are a greenish or dark coloured fine to coarse grained rock. Irregular shaped masses of so called "soda granite" are seen in both sharp and gradational contact with the diorite. The different phases of Medrausucu are exposed from north of the Valolo Gold Claim to just east of the town of Korovou and are principal host rocks for gold veins at the previously mentioned Nasoata Gold Mine.

On a regional basis the area of Fiji in which the Valolo Claim is located is notable for epi-thermal type gold deposits such as that exploited at the previously mentioned Nasoata Gold Mine. While no mineralization has been reported for the area covered by the Valolo Claim, structures and shear zones affiliated with mineralization on adjacent properties pass through the claim.

Previous Exploration

To our knowledge based on examination by our geologist of available records, no detailed exploration has previously been undertaken on the area covered by the Valolo Claim.

However, numerous showings of mineralization have been discovered in the area and several prospects in the area have achieved significant gold production (an aggregate of 1.11 million ounces of gold reported between 1956 and 2002) in the past. The same rock units, of the Savura Volcanic Group that are found at those mineral occurrences underlie our claim. The Bhatt’ Report has concluded that further exploration of the Valolo Claim is warranted.

No assurance, however, can be given that any mineralization will found on the Valolo Claim.

Proposed Exploration Work - Plan of Operation

The Bhatt’ Report recommends a phased exploration program to properly evaluate the potential of the Valolo Claim. Mr. Bhatt is a registered member in good standing of the Geological Society of Fiji. He is a graduate of University of Queensland, Brisbane, Australia with both a Bachelor of Science degree, Geology (1971) and a Master of Science (1975). Mr. Bhatt has practiced his profession as a geologist for over 33 years. He visited our claim in March 2007.

We must conduct exploration to determine what minerals exist on our property and whether they can be economically extracted and profitably processed. We plan to proceed with exploration of the Valolo Claim by completing Phase I of the work recommended in the Bhatt Report, in order to begin determining the potential for discovering commercially exploitable deposits of gold on our claim.

We have not discovered any ores or reserves on the Valolo Claim, our sole mineral property. Our planned Phase I work is exploratory in nature.

The Bhatt Report recommends a two-phase exploration program to properly evaluate the potential of the claim. Phase I work will consist of geological mapping and geophysical surveying. This will involve, among other things, establishing a grid and the creation of maps showing all features of the terrain of our claim. We will create an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we will actually draw a scale map of the area and make notes on it as to the location where anything (e.g. potential mineralization) was found that was of interest. In the process we will also identify any showings which appear to warrant sampling, i.e. any rock formations that appear to warrant our taking soil and rock samples from the claims to a laboratory where a determination of the elemental make-up of the sample and the exact concentrations of gold and other indicator minerals can be made. We anticipate, based on the estimate contained in the Bhatt Report, that Phase I work will cost approximately$10,900 (Fiji $17,800). The Valolo Claim is located in a tropical climatic area so the claim can be worked year round. We anticipate starting Phase I before the end of the Spring of 2008.

Should Phase I results warrant further work, and provided we are able to raise additional funds to undertake additional work on the Valolo Claim, we would undertake the Phase II work recommended in the Bhatt’ Report. The Phase II geochemical and surface sampling work would be designed to compare the relative concentrations of gold and other indicator minerals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance.

If an apparent mineralized zone(s) is identified and narrowed down to a specific area by the Phase I & II work, we would then consider (again subject to our ability to raise additional funds to do so) the feasibility of diamond drilling selected targets to test the apparent mineralized zones. The cost of such a program, assuming it is warranted, cannot be estimated at this time.

The recommended Phase II work is estimated to cost a further $13,860 (Fiji $22,700). At this point we have funds available to complete Phase I only. We will have to raise additional capital in order to carry out Phase II, work or any other work beyond Phase I. Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited. If we are unable to raise the necessary funds, we would be required to suspend Siga’s operations and liquidate our company.

There are no permanent facilities, plants, buildings or equipment on the Valolo Claim.

Competitive Factors

The mining industry is highly fragmented. We are competing with many other exploration companies looking for gold. We are among the smallest exploration companies in existence and are an infinitely small participant in the mining business which is the cornerstone of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims. Readily available markets exist for the sale of gold. Therefore, we will likely be able to sell any gold that we are able to recover, in the event commercial quantities are discovered on the Valolo Claims. There is no ore body on the Valolo Claims.

Government Regulation

Exploration activities are subject to various national, state, foreign and local laws and regulations in Fiji, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in Fiji.

Environmental Regulation

Our exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our exploration activities are conducted in material compliance with applicable laws and regulations. Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

Employees

Initially, we intend to use the services of subcontractors for labor exploration work on our claim. At present, we have no employees as such although each of our officers and directors devotes a portion of his time to the affairs of Siga. None of our officers and directors has an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

As indicated above we will hire subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of potential subcontractors. We do not intend to initiate negotiations or hire anyone until we are nearing the time of commencement of our planned exploration activities.

LIQUIDITY AND CAPITAL RESOURCES

We have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals, if ever. Accordingly, we must raise cash from sources other than the sale of minerals found on the Valolo Claim. That cash must be raised from other sources. Our only other source for cash at this time is investment by others in Siga. We must raise cash to implement our planned exploration program and stay in business.

Since our business activity is related solely to the exploration and evaluation of the Valolo Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As at October 31, 2007, we had working capital deficiency of $5,484. As can be determined from the following table Siga will require cash injections of $25,509 to enable Siga to meet its anticipated expenses over the next twelve months. The directors and officers have committed to advance up to a further $25,000 cash in order that we are adequately funded for the forthcoming twelve months.

Our future financial success will be dependent on the success of the exploration work on the Valolo Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any mineralization, if any, which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Republic of Fiji and foreign exchange rates.

Our capital commitments for the next twelve months consist of expenses associated with the completion of Phase I of our exploration program, estimated at $31,042. Including Phase I work, we will have to incur the following estimated expenses over the next twelve months:

Expenses	Amount	Description

Accounting & Audit	$ 4,250	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	4,000	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Bank charges	180	Estimated bank charges
Consulting and legal fees	5,000	Estimated legal expenses over the next 12 months..
Exploration	10,900	Completion of Phase I
Filing fees	175	Annual fee to the Secretary of State for Nevada
Office	500	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,500	Preparation of share certificates and other documents periodically required by the Company
Estimated expenses	26,505
Accounts Payable - October 31, 2007	4,537	Represents the amounts owed to third party creditors.
Total estimated cash needed	31,042
Less: cash on hand - October 31, 2007	(5,533)
Additional cash required	$ 25,509

As indicated above, we intend to offset the cash shortfall of $25,509 by future advances of cash of approximately $25,000 to the Company committed to by our directors and officers.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from our claim.

We may attempt to interest other companies to undertake exploration work on the Valolo Claim through joint venture arrangement or even the sale of part of the Valolo Claim. Neither of these avenues has been pursued as of the date of this prospectus.

Our engineer has recommended a two-phase exploration program for the Valolo Claim. However, even if Phase I results suggest Phase II work is warranted, we do not presently have the requisite funds and so will be unable to complete anything beyond Phase I of the recommended exploration program until we raise more money or find a joint venture partner to complete the exploration work. If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work beyond Phase I of the exploration program recommended by our engineer. If we are unable to finance additional exploration activities, we have no other plans. We do not intend to hire any employees at this time. All of the work on the Valolo Claim will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, exploration, and excavation. We may engage a geologist to assist in evaluating the information derived from the exploration and excavation including advising us on the economic feasibility of removing any mineralized material we may discover.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are a pre-exploration stage company and have not generated any revenues from our exploration activities. Further, we have not generated any revenues since our formation on January 18, 2007. We cannot guarantee we will be successful in our exploration activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

Should we be successful in our initial exploration activities, in order to become profitable and competitive, we anticipate the need to invest considerable time and capital in the exploration of our property before we could start production of any minerals we may find. We must obtain additional equity or debt financing to provide the capital required to fully implement our phased exploration program. We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss, for the period from the inception of our business on January 18, 2007 to October 31, 2007, of $44,334. We did not earn any revenues during the aforementioned period.

Our financial statements included in this prospectus have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits in the Valolo Claim until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.

Results of Operations - three months ended October 31, 2007.

For the period from January 18, 2007 (date of inception) to October 31, 2007, we had a net loss of $44,334 and for the three months ended October 31, 2007 we had a net loss of $21,675. Our loss and the individual expenses incurred are more fully described in the attached Statement of Operations as at October 31, 2007.

Balance Sheet as at October 31, 2007

Total cash and cash equivalents, as at October 31, 2007, was $5,533. Our working capital deficit as at October 31, 2007 was $5,484 when taking into consideration $6,480 owed to related parties.

Our working capital was derived from the completion of an initial seed capital offering to directors, which raised $750 and a second private placement on July 31, 2007 raising a further $25,050. No revenue was generated during these periods.

Total shareholders’ equity as at October 31, 2007 was a deficiency of $5,484. Total shares outstanding as at October 31, 2007 was 1,251,000.

No shares have been issued subsequent to October 31, 2007.

RISK FACTORS

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Siga contained in this Form 10Q-SB, you should consider many important factors in determining whether to purchase the shares being offered. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares.

We lack an operating history and have losses, which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

While we were incorporated in 2007, we have not yet conducted any exploration activities. We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. Our net loss from inception to October 31, 2007, the date of our most recent audited financial statements is $44,334. Our ability to achieve profitability and positive cash flow in the future is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to locate an economic ore reserve
*	our ability to develop and profitably mine a mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral property. We cannot guarantee we will be successful in generating revenues in the future. Failure to generate revenues may cause us to go out of business.

We have no known ore reserves and we cannot guarantee we will find any gold and/or silver mineralization or, if we find gold and/or silver mineralization, that it may be economically extracted. If we fail to find any gold and/or silver mineralization or if we are unable to find gold and/or silver mineralization that may be economically extracted, we will have to cease operations.

We have no known ore reserves. Even if we find gold and/or silver mineralization we cannot guarantee that any gold and/or silver mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold and/or silver mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any gold and/or silver mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will cause us to cease operations.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our sole property, the Valolo Claim, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of your investment.

Because our officers and directors do not have technical training or experience in starting, and operating an exploration company nor in managing a public company, we will have to hire qualified personnel to fulfill these functions. If we lack funds to retain such personnel, or cannot locate qualified personnel, we may have to suspend or cease exploration activity or cease operations which will result in the loss of your investment.

None of our management team has experience exploring for minerals, starting and operating a mineral exploration company, nor do they have training in these areas. As a result their decisions and choices may not take into account standard managerial approaches mineral exploration companies commonly use. Consequently our ultimate financial success could suffer irreparable harm due to certain of management's lack of experience. Additionally, our officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’ like Siga. We will have to hire professionals to undertake these filing requirements for Siga and this will increase the overall cost of operations. As a result we may have to suspend or cease exploration activity, or cease operations altogether, which will result in the loss of your investment.

If we don't raise enough capital for exploration, we will have to delay exploration or go out of business, which will result in the loss of your investment.

We estimate that, with funding committed by our management combined with our cash on hand, we have sufficient cash to continue operations for twelve months provided we only carry out Phase I of our planned exploration activity. We are in the pre-exploration stage. We need to raise additional capital to undertake even Phase II of our planned exploration activity. You may be investing in a company that will not have the funds necessary to conduct any meaningful exploration activity due to our inability to raise additional capital. If that occurs we will have to delay exploration or cease our exploration activity and go out of business which will result in the loss of your investment.

Since we are small and have limited capital, we must limit our exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues and you will lose your investment.

The possibility of development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists. We are small company and do not have much capital. We must limit our exploration activity unless and until we raise additional capital. Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors beyond our control. These factors include, but are not limited to:

●	Market prices for the minerals to be produced;
●	Costs of bringing the property into production including exploration preparation of production feasibility studies and construction of production facilities;
●	Political climate and/or governmental regulations and controls;
●	Ongoing costs of production;
●	Availability and cost of financing; and
●	Environmental compliance regulations and restraints.

These types of programs require substantial capital. Because we may have to limit our exploration, we may not find an ore body, even though our property may contain mineralized material. Without an ore body, we cannot generate revenues and you will lose your investment.

Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

Our President will be devoting only 15% of his time, approximately 24 hours per month, to our business. Our Chief Financial Officer and Secretary-Treasurer will be devoting only approximately 10% of his time, or 16 hours per month to our operations. As a consequence of the limited devotion of time to the affairs of the Company expected from management, our business may suffer. For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended. Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend exploration activity.

We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we begin to undertake exploration activity, expected later this year. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

No matter how much money is spent on the Valolo Claim, the risk is that we might never identify a commercially viable ore reserve.

Over the coming years, we might expend considerable capital on exploration of the Valolo Claim without finding anything of value. It is very likely the Valolo Claim does not contain any reserves so any funds spent on exploration will probably be lost. No matter how much money is spent on the Valolo Claim, we might never be able to find a commercially viable ore reserve.

Even if our property were found to contain a deposit, since we have not put a mineral deposit into production before, we will have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our property into production and you may lose your investment.

We have no experience in placing mineral deposit properties into production, and our ability to do so will be dependent upon using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise when and if we place a mineral deposit into production.

Mineral exploration and development activities are inherently risky and we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.  The Valolo Claim, our sole property, does not have a known body of commercial ore. Should our mineral claim be found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Unusual or unexpected formations, formation pressures, fires, power outages, labour disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labour are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of our claim. Previous mining exploration activities may have caused environmental damage to the Valolo Claim. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective.

Even with positive results during exploration, the Valolo Claim might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible. If the cost of extracting any minerals that might be found on the Valolo Claim is in excess of the selling price of such minerals, we would not be able to develop the claim. Accordingly even if ore reserves were found on the Valolo Claim, without sufficient tonnage we would still not be able to economically extract the minerals from the claim in which case we would have to abandon the Valolo Claim and seek another mineral property to develop, or cease operations altogether.

Risks Associated with our Shares:

Our officers and directors own a substantial amount of our common stock and will have substantial influence over our operations.

Our directors and officers currently own 750,000 shares of common stock representing approximately 60% of our outstanding shares. Such directors and officers registered for resale 75,000 of their shares. Assuming that such directors and officers sell their 75,000 shares, they will still own 675,000 shares of common stock representing approximately 54% of our outstanding shares. As a result, they will have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in control.

Without a public market there is no liquidity for our shares and our shareholders may never be able to sell their shares which would result in a total loss of their investment.

Our common shares are not listed on any exchange or quotation system. There is no market for our shares. Consequently, our shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately. If this happens, our shareholders might not receive a price per share which they might have received had there been a public market for our shares.

From the date of this Form 10Q-SB, we estimate that it will take us between twelve to eighteen weeks to be approved for a quotation on the OTCBB. Until that time, there will be no liquidity for the shares of our shareholders.

Even if a market develops for our shares our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

In addition, if our shares are quoted on the OTCBB, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations. In addition, even if our stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

We anticipate the need to sell additional treasury shares in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We may seek additional funds through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

Since our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are "penny stocks" and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Siga’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Siga’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls

There were no material changes in Siga’s internal controls or in other factors that could materially affect Siga’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which Siga or is a party or to which the Valolo Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended July 31, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

3.2	Articles of Incorporation (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No.333-145879)

3.3	By-laws (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

4	Stock Specimen (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007 Registration No. 333-145879)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA RESOURCES, INC.
(Registrant)

Date: November 15, 2007	Arun Kumar
Chief Executive Officer, President and Director

Date: November 15, 2007	Rohit Singh
Chief Financial Officer, Chief Accounting Officer, Secretary and Director