Form 10QSB
period 2008-01-31
Siga Resources Inc.
filed 2008-02-13
CIK 1386936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2008

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

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at January 31, 2008 and July 31, 2007	4

	Statement of Operations For the three and six ended January 31, 2008 and 2007 and for the period January 18, 2007 (Date of Inception) to January 31, 2008	5

	Statement of Cash Flows For the six months ended January 31, 2008 and 2007 and for the period January 18, 2007 (Date of Inception) to January 31, 2008	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	10

ITEM 3.	Controls and Procedures	19

PART 11.	OTHER INFORMATION	19

ITEM 1.	Legal Proceedings	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits and Reports on Form 8-K	20

	SIGNATURES.	21

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Siga Resources, Inc. (a pre-exploration stage company) at January 31, 2008 (with comparative figures as at July 31, 2007) and the statement of operations for the three and six months ended January 31, 2008 and 2007 and for the period from January 18, 2007 (date of incorporation) to January 31, 2008 and the statement of cash flows for the six months ended January 31, 2008 and 2007 and for the period from January 18, 2007 (date of incorporation) to January 31, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended January 31, 2008 are not necessarily indicative of the results that can be expected for the year ending July 31, 2008.

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited - Prepared by Management)

	January 31, 2008	July 31, 2007

ASSETS

CURRENT ASSETS

Cash	$ 1,506	$ 23,285

Total Current Assets	$ 1,560	$ 23,285

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 9,747	$ 5,405
Accounts payable - related parties	6,595	6,039

Total Current Liabilities	16,342	11,444

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value;
1,251,000 shares issued and outstanding	1,251	1,251
Capital in excess of par value	41,949	33,249
Deficit accumulated during the pre-exploration stage	(58,036)	(22,659)

Total Stockholders’ Deficiency	(14,836)	11,841

	$ 1,506	$ 23,285

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For three and six months ended January 31, 2008 and 2007 and for the period from January 18, 2007 (date of inception) to January 31, 2008

(Unaudited - Prepared by Management)

	Three months ended January 31, 2008	Three months ended January 31, 2007	Six months ended January 31, 2008	Six months ended January 31, 2007	From January 18, 2007 (dated of inception) to January 31, 2007

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and auditing	1,550	-	3,100	-	6,925
Bank charges and interest	27	-	260	-	275
Consulting	5,000	-	12,500	-	15,000
Edgarizing	500	-	2,082	-	2,082
Exploration and staking	-	-	-	-	5,000
Filing fees	-	-	3	-	220
Incorporation costs	-	720	-	720	720
Legal	1,146	-	6,146	-	7,646
Management fees	3,000	-	6,000	-	12,000
Office	775	-	1,216	-	1,398
Rent	900	-	1,800	-	3,600
Telephone	450	-	900	-	1,800
Transfer agent’s fees	354	-	1,370	-	1,370

NET LOSS FROM OPERATIONS	$(13,702)	$ (720)	$ (35,377)	$ (720)	$ (58,036)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.01)	$ (0.00)	$ (0.03)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	1,251,000	750,000	1,251,000	750,000

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the six months ended January 31, 2008 and 2007 and for the period from January 18, 2007 (date of inception) to January 31, 2008

(Unaudited - Prepared by Management)

	Six months ended January 31, 2008	Six months ended January 31, 2007	From January 18, 2007 (date of inception) to January 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (35,377)	$ (720)	$ (58,036)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	4,342	720	9,747
Capital contributions - expenses	8,700	-	17,400

Net Cash Provided (Used) in Operations	(22,335)	-	(30,889)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from loan from related party	556	-	6,595

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	25,800

Net (Decrease) Increase in Cash	(21,779)	-	1,506

Cash at Beginning of Period	23,285	-	-

CASH AT END OF PERIOD	$ 1,506	$ -	$ 1,506

The accompanying notes are an integral part of these unaudited financial statements

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2008

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
January 31, 2008

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

On January 31, 2008 the Company had a net operating loss carry forward of $58,036 for income tax purposes. The tax benefit of approximately $17,400 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses will expire on 2028.

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
January 31, 2008

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 60% of the common stock issued and have made no interest, demand loans to the Company of $6,595 and have made contributions to capital of $17,400 in the form of expenses paid for the Company.

5. CAPITAL STOCK

On July 11, 2007, Company completed a private placement consisting of 750,000 common shares sold to directors and officers at a price of $0.001 per share for a total consideration of $750. On July 31, 2007, the Company completed a private placement of 501,000 common shares at $0.05 per share for a total consideration of $25,050.

6.	GOING CONCERN

The Company will need additional working capital to service its debt and to develop the mineral claims acquired, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

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

Since our business activity is related solely to the exploration and evaluation of the Valolo Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As at January 31, 2008, we had working capital deficiency of $14,782. As can be determined from the following table Siga will require cash injections of $29,746 to enable Siga to meet its anticipated expenses over the next twelve months. The directors and officers have committed to advance up to a further $25,000 cash in order that we are adequately funded for the forthcoming twelve months.

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

Our capital commitments for the next twelve months consist of expenses associated with the completion of Phase I of our exploration program, estimated at $31,252. Including Phase I work, we will have to incur the following estimated expenses over the next twelve months:

Expenses	Amount	Description

Accounting & Audit	$ 4,250	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	4,000	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Bank charges	180	Estimated bank charges
Exploration	10,900	Completion of Phase I
Filing fees	175	Annual fee to the Secretary of State for Nevada
Office	500	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,500	Preparation of share certificates and other documents periodically required by the Company
Estimated expenses	21,505
Accounts Payable - January 31, 2008	9,747	Represents the amounts owed to third party creditors.
Total estimated cash needed	31,252
Less: cash on hand - January 31, 2008	(1,506)
Additional cash required	$ 29,746

As indicated above, we intend to offset the cash shortfall of $29,746 by future advances of cash of approximately $25,000 to the Company committed to by our directors and officers.

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

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss, for the period from the inception of our business on January 18, 2007 to January 31, 2008 of $58,036. We did not earn any revenues during the aforementioned period.

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

Results of Operations - six months ended January 31, 2008.

For the period from January 18, 2007 (date of inception) to January 31, 2008, we had a net loss of $58,036 and for the six months ended January 31, 2008 we had a net loss of $35,377. Our loss and the individual expenses incurred are more fully described in the attached Statement of Operations as at January 31, 2008.

Balance Sheet as at January 31, 2008

Total cash and cash equivalents, as at January 31, 2008, was $1,506. Our working capital deficit as at January 31, 2008 was $14,782 when taking into consideration $6,595 owed to related parties.

Our working capital was derived from the completion of an initial seed capital offering to directors, which raised $750 and a second private placement on July 31, 2007 raising a further $25,050. No revenue was generated during these periods.

Total shareholders’ equity as at January 31, 2008 was a deficiency of $14,836. Total shares outstanding as at January 31, 2008 was 1,251,000.

No shares have been issued subsequent to January 31, 2008.

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

While we were incorporated in 2007, we have not yet conducted any exploration activities. We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. Our net loss from inception to January 31, 2008, the date of our most recent audited financial statements is $58,036. Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

SIGA RESOURCES, INC.
(Registrant)

ARUN KUMAR
Date: February 13, 2008	Arun Kumar
Chief Executive Officer, President and Director

ROHIT SINGH
Date: February 13, 2008	Rohit Singh
Chief Financial Officer, Chief Accounting Officer, Secretary and Director