Form 10QSB
period 2008-04-30
Siga Resources Inc.
filed 2008-07-11
CIK 1386936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [   ]   No   [ X ]

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

June 30, 2008: 43,785,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Siga Resources, Inc. (a pre-exploration stage company) at April 30, 2008 (with comparative figures as at July 31, 2007) and the statement of operations for the three and nine months ended April 30, 2008 and 2007 and for the period from January 18, 2007 (date of incorporation) to April 30, 2008 and the statement of cash flows for the nine months ended April 30, 2008 and 2007 and for the period from January 18, 2007 (date of incorporation) to April 30, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended April 30, 2008 are not necessarily indicative of the results that can be expected for the year ending July 31, 2008.

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	April 30, 2008	July 31, 2007

ASSETS

CURRENT ASSETS

Cash	$ 2,544	$ 23,285

Total Current Assets	$ 2,544	$ 23,285

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 12,218	$ 5,405
Accounts payable – related parties	11,938	6,039

Total Current Liabilities	24,156	11,444

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
43,785,000 shares issued and outstanding	43,785	43,785
Capital in excess of par value	3,765	(9,285)
Deficit accumulated during the pre-exploration stage	(69,162)	(22,659)

Total Stockholders’ Deficiency	(21,612)	11,841

	$ 2,544	$ 23,285

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For three and nine months ended April 30, 2008 and for the period from January 18, 2007 (date of inception) to April 30, 2007 and for the period from January 18, 2007 (date of inception) to April 30, 2008

(Unaudited – Prepared by Management)

	Three months ended April 30, 2008	Three months ended April 30, 2007	Nine months ended April 30, 2008	From January 18, 2007 (date of inception) to April 30, 2007	From January 18, 2007 (dated of inception) to April 30, 2008

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and auditing	1,550	-	4,650	-	8,475
Bank charges and interest	25	-	285	-	300
Consulting	2,000	-	14,500	-	17,000
Edgarizing	250	-	2,333	-	2,332
Exploration and staking	-	-	-	-	5,000
Filing fees	1,475	-	1,478	-	1,695
Incorporation costs	-	-	-	720	720
Legal	404	-	6,550	-	8,050
Management fees	3,000	-	9,000	-	15,000
Office	136	-	1,351	-	1,534
Rent	900	-	2,700	-	4,500
Telephone	450	-	1,350	-	2,250
Transfer agent’s fees	936	-	2,306	-	2,306

NET LOSS FROM OPERATIONS	$(11,126)	$ ( -)	$ (46,503)	$ (720)	$ (69,162)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	43,785,000	43,785,000	43,785,000	43,785,000

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the nine months ended April 30, 2008 and for the period from January 18, 2007 (date of inception) to April 30, 2007 and for the period from January 18, 2007 (date of inception) to
April 30, 2008

(Unaudited – Prepared by Management)

	Nine months ended April 30, 2008	From January 18, 2007 (date of inception) to April 30, 2007	From January 18, 2007 (date of inception) to April 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (46,503)	$ (720)	$ (69,162)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	6,813	720	12,218
Capital contributions – expenses	13,050	-	3,765

Net Cash Provided (Used) in Operations	(26,640)	-	(53,179)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from loan from related party	5,899	-	11,938

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	43,785

Net (Decrease) Increase in Cash	(20,741)	-	2,544

Cash at Beginning of Period	23,285	-	-

CASH AT END OF PERIOD	$ 2,544	$ -	$ 2,544

The accompanying notes are an integral part of these unaudited financial statements

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

(Unaudited – Prepared by Management)

1.           ORGANIZATION

The Company, Siga Resources Inc., was incorporated under the laws of the State of Nevada on January 18, 2007 with the authorized capital stock of 300,000,000 shares at $0.001 par value.  On February 14, 2008, the State of Nevada approved the increase of the authorized share capital to 500,000,000 shares at $0.001 par value.

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
April 30, 2008

(Unaudited – Prepared by Management)

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

On April 30, 2008 the Company had a net operating loss carry forward of $69,162 for income tax purposes.  The tax benefit of approximately $20,700 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the

Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2028.

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
April 30, 2008

(Unaudited – Prepared by Management)

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 60% of the common stock issued and have made no interest, demand loans to the Company of $11,938 and have made contributions to capital of $21,750 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On July 11, 2007, Company completed a private placement consisting of 750,000 common shares sold to directors and officers at a price of $0.001 per share for a total consideration of $750.  On July 31, 2007, the Company completed a private placement of 501,000 common shares at $0.05 per share for a total consideration of $25,050.

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

(Unaudited – Prepared by Management)

5.           CAPITAL STOCK - Continued

On February 15, 2008, the shareholders of the Company approved a 35 to 1 forward split, resulting in an increase of the outstanding shares of common stock from 1,251,000 to 43,785,000.  The 43,785,000 post split common shares are shown as split from the date of inception.

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

Proposed Exploration Work – Plan of Operation

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

Since our business activity is related solely to the exploration and evaluation of the Valolo Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at April 30, 2008, we had working capital deficiency of $21,612.  As can be determined from the following table Siga will require cash injections of $31,179 to enable Siga to meet its anticipated expenses over the next twelve months.   The directors and officers have committed to advance up to a further $25,000 cash in order that we are adequately funded for the forthcoming twelve months.

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

Our capital commitments for the next twelve months consist of expenses associated with the completion of Phase I of our exploration program, estimated at $31,179.   Including Phase I work, we will have to incur the following estimated expenses over the next twelve months:

Expenses	Amount	Description

Accounting & Audit	$ 4,250	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	4,000	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Bank charges	180	Estimated bank charges
Exploration	10,900	Completion of Phase I
Filing fees	175	Annual fee to the Secretary of State for Nevada
Office	500	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,500	Preparation of share certificates and other documents periodically required by the Company
Estimated expenses	21,505
Accounts Payable – April 30, 2008	12,218	Represents the amounts owed to third party creditors.
Total estimated cash needed	33,723
Less: cash on hand – April 30, 2008	(2,544)
Additional cash required	$ 31,179

As indicated above, we intend to offset the cash shortfall of $31,179 by future advances of cash of approximately $25,000 to the Company committed to by our directors and officers.  There will not be sufficient funds to cover the current liabilities and they become due and payable.  Management will have to seek out other areas of funding in the near future.

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

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss, for the period from the inception of our business on January 18, 2007 to April 30, 2008 of $69,162.  We did not earn any revenues during the aforementioned period.

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

Results of Operations - nine months ended April 30, 2008.

For the period from January 18, 2007 (date of inception) to April 30, 2008, we had a net loss of $69,162 and for the nine months ended April 30, 2008 we had a net loss of $46,503.  Our loss and the individual expenses incurred are more fully described in the attached Statement of Operations as at April 30, 2008.

Balance Sheet as at April 30, 2008

Total cash and cash equivalents, as at April 30, 2008, was $2,544.  Our working capital deficit as at April 30, 2008 was $24,156 when taking into consideration $11,938 owed to related parties.

Our working capital was derived from the completion of an initial seed capital offering to directors, which raised $750 and a second private placement on July 31, 2007 raising a further $25,050.    No revenue was generated during these periods.

Total shareholders’ equity as at April 30, 2008 was a deficiency of $69,162.  Total shares outstanding as at April 30, 2008 were 43,785,000.

No shares have been issued subsequent to April 30, 2008.

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

While we were incorporated in 2007, we have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to April 30, 2008, the date of our most recent audited financial statements is $69,162.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

Our directors and officers currently own 26,250,000 post-split shares of common stock representing approximately 60% of our outstanding shares.  Such directors and officers registered for resale 2,625,000 of their post-split shares.  Assuming that such directors and officers sell their 2,625,000 post split shares, they will still own 23,625,000 post-split shares of common stock representing approximately 54% of our outstanding shares.  As a result, they will have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Siga or is a party or to which the Valolo Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended July 31, 2007 other than as more fully described under Item 5 below.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5.                      OTHER INFORMATION

On February 14, 2008, the Company increased its authorized capital stock from 300,000,000 common shares with a par value of $0.001 to 500,000,000 common shares with a par value of $0.001 per share.

During the current period the shareholders approved a 35 to 1 forward split of the Company’s common stock resulting in the shares outstanding being increased from 1,251,000 common shares to 43,785,000 common shares.

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

SIGA RESOURCES, INC.
(Registrant)

Date: July 9, 2008	ARUN KUMAR
Chief Executive Officer, President and Director

Date: July 9, 2008	ROHIT SINGH
Chief Financial Officer, Chief Accounting Officer, Secretary and Director