Form 10-K
period 2008-07-31
Siga Resources Inc.
filed 2008-09-02
CIK 1386936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the year ended July 31, 2008

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File number 333-145879

SIGA RESOURCES, INC.
(Exact name of Company as specified in charter)

Nevada	74-3207964
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

8 Nairal Road
Ralwai, Suva, Fiji
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (679) 338-6092

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that Siga Resources, Inc. was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X]	No [ ]	(2)	Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Siga Resources, Inc. knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

State issuer’s revenues for its most recent fiscal year:	$ -0-

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of Exchange Act).Yes [ ] No [X]

State the aggregate market value of the voting stock held by nonaffiliates of Siga Resources, Inc.  The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at July 31, 2008, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of August 15, 2008, Siga Resources, Inc. has 43,785,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

PART 1

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

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

As of the date of this Form 10K, we have not conducted any exploration work on the Valolo Claim. We do not have funds sufficient to complete only Phase 1 of a two-phase exploration program recommended for the Valolo Claim.  It is our plan to complete Phase I by no later than the late fall of 2008.

We have no full time employees and our management devotes a small percentage of their time to the affairs of our Company.

Our administrative office is located at 8 Nairal Road, Ralwai, Suva, Fiji.  Our telephone number is (679) 338-6092.

Presently our outstanding share capital is 43,785,000 common shares.   We have no other type of shares either authorized or issued.

The shareholders may read and copy any material filed by Siga with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Siga has filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.   Siga has no website at this time.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of Siga and the notes, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

This Form 10K also contains forward-looking statements that involve risks and uncertainties.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected and the price of our common stock could decline on the OTCBB.

RISK FACTORS

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Siga contained in this Form 10K, you should consider many important factors in determining whether to purchase the shares in our Company.  The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares.

We lack an operating history and have losses, which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

While we were incorporated in 2007, we have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to July 31, 2008, the date of our most recent audited financial statements is $79,883.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our sole property, the Valolo Claim, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of our shareholders’ investment.

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

If we don't raise enough capital for exploration, we will have to delay exploration or go out of business, which will result in the loss of our shareholders’ investment.

We estimate that, with funding committed by our management combined with our cash on hand, we do not have sufficient cash to continue operations for twelve months even if we only carry out Phase I of our planned exploration activity.  We are in the pre-exploration stage.  We need to raise additional capital to undertake Phase I.  We may not be able to raise additional funds.  If that occurs we will have to delay exploration or cease our exploration activity and go out of business which will result in the loss of our shareholders’ entire investment in our Company.

Since we are small and have limited capital, we must limit our exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues.

The possibility of development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists.  We are small company and do not have much capital.  We must limit our exploration activity unless and until we raise additional capital.  Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors beyond our control.  These factors include, but are not limited to:

●	Market prices for the minerals to be produced;
●	Costs of bringing the Valolo into production including exploration preparation of production feasibility studies and construction of production facilities;
●	Political climate and/or governmental regulations and controls;

●	Ongoing costs of production;
●	Availability and cost of financing; and
●	Environmental compliance regulations and restraints.

These types of programs require substantial capital. Because we may have to limit our exploration, we may not find an ore body, even though our property may contain mineralized material. Without an ore body, we cannot generate revenues.

Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

Our President will be devoting only 15% of his time, approximately 24 hours per month, to our business.  Our Chief Financial Officer and Secretary-Treasurer will be devoting only approximately 10% of his time, or 16 hours per month to our operations. As a consequence of the limited devotion of time to the affairs of our Company expected from management, our business may suffer.  For example,  because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended.   Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

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

Even if our property were found to contain a deposit, since we have not put a mineral deposit into production before, we will have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our property into production and our shareholders will loss their entire investment.

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

Our directors and officers currently own 26,250,000 shares of common stock representing approximately 60% of our outstanding shares.  Our directors and officers have registered for resale under an effective registration statement 2,625,000 of their shares.  Assuming that such directors and officers sell their 2,625,000 shares, they will still own 23,625,000 shares of common stock representing approximately 54% of our outstanding shares.  As a result, they will have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

We anticipate the need to sell additional treasury shares in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We may seek additional funds through the sale of our common stock.  This will result in a dilution effect to our shareholders whereby their percentage ownership interest in our Company is reduced.  The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

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

Forward Looking Statements

In addition to the other information contained in this Form 10K, it contains forward-looking statements which involve risk and uncertainties.  When used in this prospectus, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position.  Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual result could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control.  Any reader should review in detail this entire Form 10K including financial statements, attachments and risk factors before considering an investment.

ITEM 2. DESCRIPTION OF PROPERTY

With funds advanced by one of our directors we identified and acquired a mineral property that we consider holds the potential to contain gold mineralization.  On March 1, 2007 we purchased, for $5,000, the Valolo Gold Claim (hereinafter the “Valolo Claim”) from The Valolo Group, LLC., an independent prospecting company based in Fiji.  The Valolo Claim is situated approximately 9 miles south of the town of Korovou, on the island of Viti Levu, the largest and most populous island in the Republic of Fiji.

In March 2007 we engaged Naresh Bhatt, P. Geol., to conduct a review and analysis of the Valolo Claim and the previous exploration work undertaken on the property and to recommend a mineral exploration program for the Valolo Claim.  Mr. Bhatt’s report titled “Summary of Exploration on the Valolo Property, Korovou, Fiji” dated March 11, 2007 (the “Bhatt Report”) recommends a two-phase exploration program for the Valolo Claim.

We raised $750 in initial seed capital on July 11, 2007 in order to provide some working capital for the Company and we also closed, on July 31, 2007, a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 501,000 common shares were sold at the price of $0.05 per share to raise $25,050.

We intend to undertake exploration work on the Valolo Claim.  We are presently in the pre-exploration stage and there is no assurance that mineralized material with any commercial value exits on our property. We do not have any ore body and have not generated any revenues from our operations.  Our planned exploration work is exploratory in nature.  We are the registered and beneficial owner of a 100% interest in the Valolo Claim located in the Republic of Fiji.
The Valolo Claim cover an area of approximately 72.5 hectares (approximately 179 acres).

Our Business

We intend to undertake exploration work on the Valolo Claim, located near the town of Korovou, in the Republic of Fiji.

We are presently in the pre-exploration stage and there is no assurance that mineralized material with any commercial value exits on our property.

We do not have any ore body and have not generated any revenues from our operations.

Description of Property

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

The Bhatt Report recommends a two-phase exploration program to properly evaluate the potential of the claim.  Phase I work will consist of geological mapping and geophysical surveying.  This will involve, among other things, establishing a grid and the creation of maps showing all features of the terrain of our claim. We will create an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we will actually draw a scale map of the area and make notes on it as to the location where anything (e.g. potential mineralization) was found that was of interest.  In the process we will also identify any showings which appear to warrant sampling, i.e. any rock formations that appear to warrant our taking soil and rock samples from the claims to a laboratory where a determination of the elemental make-up of the sample and the exact concentrations of gold and other indicator minerals can be made. We anticipate, based on the estimate contained in the Bhatt Report, that Phase I work will cost approximately$10,900 (Fiji $17,800).  The Valolo Claim is located in a tropical climatic area so the claim can be worked year round. We anticipate completing Phase I before the end of the late fall of 2008.

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

The recommended Phase II work is estimated to cost a further $13,860 (Fiji $22,700).  At this point we have funds available to complete Phase I only.  We will have to raise additional capital in order to carry out Phase II, work or any other work beyond Phase I. Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited.  If we are unable to raise the necessary funds, we would be required to suspend Siga’s operations and liquidate our company.   See, particularly, ‘Risk Factors beginning on page 5.

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

Employees

Initially, we intend to use the services of subcontractors for labor exploration work on our claim.  At present, we have no employees as such although each of our officers and directors devotes a portion of his time to the affairs of the Company.  None of our officers and directors has an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

As indicated above we will hire subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of potential subcontractors.  We do not intend to initiate negotiations or hire anyone until we are nearing the time of commencement of our planned exploration activities.

There are no permanent facilities, plants, buildings or equipment on our mineral claim.

Investment Policies

Siga does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by Siga.   Presently Siga does not have any excess funds to invest.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Siga is a party or to which the Valolo claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Siga’s date of inception.  Management has not set a date for an Annual General Meeting of Stockholders

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since inception, there has been no established trading market for Siga’s common stock nor has Siga has not paid any dividends on its common stock, and Siga does not anticipate that it will pay dividends in the foreseeable future.  As at July 31, 2008, Siga had 37 shareholders; two of these shareholders are an officers and director of Siga.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Siga’s inception.

There are no outstanding warrants or conversion privileges for Siga’s shares.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a start-up, pre-exploration stage company.  We have a limited operating history and have not yet generated or realized any revenues from our activities.  We have yet to undertake any exploration activity on our sole property, the Valolo Claim.   As our property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future.

We have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals, if ever. Accordingly, we must raise cash from sources other than the sale of minerals found on the Valolo Claim. That cash must be raised from other sources. Our only other source for cash at this time is investment by others in the Company.  We must raise cash to implement our planned exploration program and stay in business.

Since our business activity is related solely to the exploration and evaluation of the Valolo Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at July 31, 2008, we had working capital deficiency of $27,983.  As can be determined from the following table the Company will require cash injections of approximately $30,797 to enable the Company to meet its anticipated expenses over the next twelve months.   The directors and officers have committed to advance up to a further $20,000 cash in order that we are adequately funded for the forthcoming twelve months.

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

Our capital commitments for the next twelve months consist of expenses associated with the completion of Phase I of our exploration program, estimated at $30,797.   Including Phase I work, we will have to incur the following estimated expenses over the next twelve months:

Expenses	Amount	Description

Accounting & Audit	$ 3,500	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	4,000	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Bank charges	180	Estimated bank charges
Exploration	10,900	Commencement of Phase I – partial expenditure
Filing fees	175	Annual fee to the Secretary of State for Nevada
Office	500	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,500	Preparation of share certificates and other documents periodically required by the Company
Estimated expenses	$ 20,755
Accounts Payable – July 31, 2008	12,067	Represents the amounts owed to third party creditors.
Total estimated cash	32,822
Less: cash on hand – July 31, 2008	(2,025)
Cash required	$ 30,797

As indicated above, we intend to offset the cash shortfall of $30,797 by future advances of cash of approximately $20,000 to the Company committed to by our directors and officers.   As can be determined form the above there are not sufficient funds to allow the Company to meet its  financial obligations.  Other sources of funds will have to be identified by the directors.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from our claim.

We may attempt to interest other companies to undertake exploration work on the Valolo Claim through joint venture arrangement or even the sale of part of the Valolo Claim.  Neither of these avenues has been pursued as of the date of this Form 10K.

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

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are a pre-exploration stage company and have not generated any revenues from our exploration activities.  We cannot guarantee we will be successful in our exploration activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our claim, and possible cost overruns due to price and cost increases in services.

Should we be successful in our initial exploration activities, in order to become profitable and competitive, we anticipate the need to invest considerable time and capital in the exploration of our claim before we could start production of any minerals we may find. We must obtain additional equity or debt financing to provide the capital required to fully implement our phased exploration program.  We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss, for the period from the inception of our business on January 18, 2007 to July 31, 2008, of $79,883.  We did not earn any revenues during the aforementioned period.

Our financial statements included in this Form 10K have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits in the Valolo Claim until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.

Results of Operations - Year ended July 31, 2008.

For the period from January 18, 2007 (date of inception) to July 31, 2008, we had accumulated  losses of $79,883.   This represents a net loss of $0.002 per share for the period based on a weighted average number of shares outstanding of 43,785,000.

For the year ended July 31, 2008 we had operating losses of $57,224 which comprised the following expenses:

Expense	Amount	Description

Accounting and audit	$ 8,725
Preparation of working papers for the periods ended October 31, 2007, January 31 and April 30, 2008 and for the fiscal year ended July 31, 2008 ($4,725) for submission to our independent accountants for their review and examination of the financial statements ($4,000).

Bank charges	304	Includes the printing of the Company’s checks.
Consulting fees	14,500
We engaged the services of an independent consultant to prepare a Form SB-2 registration statement at a cost of $15,000 of which $2,500 was paid as at July 31, 2007.  In addition the cost of the forward splitting our share capital was $2,000.

Edgarizing	2,648	Edgarizing various forms and documents for filing with the SEC.
Filing fees	1,478	Application for a Fijian mining license and increase in the authorized share capital of Siga.
Legal fees	8,318	Legal services for opinion for registration statement and other general corporate matters.
Office and general	1,534	General office expenses including photocopying, courier and faxing documents.
Telephone	1,800
The Company does not presently pay telephone expense but recognizes a charge as an expense to operations and credits ‘Capital In Excess of Par Value’.  Such charges will never be paid out to directors in stock or cash.

Management Fees	12,000
The Company does not presently pay management fees but recognizes a charge as an expense to operations and credits ‘Capital In Excess of Par Value’.  Such charges will never be paid out to directors in stock or cash.

Rent	3,600
The Company does not presently pay rent but recognizes a charge as an expense to operations and credits ‘Capital In Excess of Par Value’. Such charges will never be paid out to directors in stock or cash.

Transfer agent fees	2,317	Issuance of shares to shareholders and other general matters
	$ 57,224

Our Planned Exploration Program

We must conduct exploration to determine what amounts of minerals exist on the Valolo Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our claim.

Our anticipated exploration costs over the next twelve months on the Valolo Claim are approximately $10,900. This figure represents the anticipated cost to us of completing the Phase I of the Bhatt Report.  Should the results of the Phase I work be sufficiently encouraging to justify our undertaking the Phase II program we recognize that, in order to undertake Phase II (at an estimated cost of a further $13,860), we will have to raise additional investment capital as our cash on hand is fully committed to other ongoing administrative expenses of the Company.

Balance Sheet as at July 31, 2008

Total cash and cash equivalents, as at July 31, 2008, was $2,025.  Our working capital deficiency as at July 31, 2008 was $27,983 when taking into consideration $17,932 owed to related parties.

Our working capital was derived from the completion of an initial seed capital offering to directors, which raised $750 and a second private placement on July 31, 2007 raising a further $25,050.    No revenue was generated during these periods.

Total shareholders’ deficiency as at July 31, 2008 was $27,983.  Total shares outstanding as at July 31, 2008 was 43,785,000.

As of August 15, 2008 share capital outstanding was 43,785,000 common shares.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had,  or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described  under ‘Risk Factors’ on page 5.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of July 31, 2008, we have not generated revenues, and have experienced negative cash flow from mineral exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

ITEM 7.   FINANCIAL STATEMENTS

The financial statements attached to this Form 10-K for the year ended July 31, 2008 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended July 31, 2008, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 8A – CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Siga’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this annual report on Form 10K (the “Evaluation Date”), have concluded that as of the Evaluation Date, Siga’s disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10K was being prepared.

(b)           Changes in Internal Controls

There were no changes in Siga’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 111

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age

Arun Kumar # 8Nairal Rd., Suva, Fiji	Chief Executive Officer, President and Director (1)	37

Rohit R. Singh Verata, Nausori, GPO Box 1004, Suva, Fiji	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	35

(1)	Arun Kumar was appointed a director on January 18, 2007, and President and Principal Executive Officer on January 19, 2007.

(2)	Rohit Singh also became a director on January 18, 2007 and was appointed Secretary Treasurer and Chief Financial Officer on January 19, 2007.

Background of officers and directors

ARUN KUMAR has been the President and Director of the Company since January 2007.  Mr. Kumar has taken training in Fijian constitutional and government law. Since 1992 he has been employed as a paralegal with the firm of Sherani & Co, a law firm in Suva, Fiji.

ROHIT SINGH has been a director and Secretary Treasurer of the Company since January 2007.  Since 1998 Mr. Singh has been employed as a conveyancing clerk with the law firm of Sherani & Co. a law firm in Suva, Fiji.

None of our officers and directors work full time for our company.  Arun Kumar spends approximately 24 hours a month on administrative and accounting matters.  Mr. Kumar’s time on Company affairs is expected to continue at this pace for the foreseeable future. As Secretary Treasurer, Rohit Singh spends approximately 16 hours per month on corporate matters.

None of our directors is an officer or director of a company registered under the Securities and Exchange Act of 1934.

Board of Directors Audit Committee

Below is a description of the Audit Committee of the Board of Directors.  The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Our audit committee is comprised of Arun Kumar, our President and Chairman of the audit committee, and Rohit Singh our Chief Financial Officer and Secretary Treasurer neither of whom are independent.  Neither Mr. Kumar nor Mr. Singh can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B.  The Company does not presently have, among its officers and directors, a person meeting these qualifications and given the our financial conditions, does not anticipate in seeking an audit committee financial expert in the near future.  However Mr. Kumar, Chairman of the Audit Committee, has engaged the services of an independent Chartered Accountant as a consultant to provide advice to the Audit Committee as and when the committee meets to review the Company’s financial statements.

Apart from the Audit Committee, the Company has no other Board committees.
Since inception on January 18, 2007, our Board has conducted its business entirely by consent resolutions and has not met, as such.  Our Audit Committee has held one meeting.

Conflicts of Interest

None of our officers and directors is a director or officer of any other company involved in the mining industry.  However there can be no assurance such involvement in other companies in the mining industry will not occur in the future.  Such potential future involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on January 19, 2007, a Code of Business Conduct and Ethics. Siga’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Siga and its officers and directors to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Business Conduct and Ethics addresses general business ethical principles and other relevant issues.

Significant Employees

We have no paid employees.  Our Officers and Directors fulfill many functions that would otherwise require Siga to hire employees or outside consultants.  We anticipate engaging the services of workers to assist in the exploration of the Valolo Claim.  We expect to engage a field worker(s) to assist in conduct the Phase I exploration work to undertaken on the Valolo Claim by no later than the late fall of 2008.  Any field workers we engage will not be considered employees either on a full time or part time basis.  This is because our exploration programs will not last more than a few weeks and once completed these individuals will no longer be required to fulfill such functions.

Family Relationships

Our President and our Chief Financial Officer and Secretary Treasurer are unrelated.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, during the past five years, none of our directors or executive officers:

(1)
has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;
(ii)  engaging in any type of business practice; or
(iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)
was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10.   EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

General Philosophy

The Company’s Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.  Currently, in light of the Company’s cash position and anticipated expenses in the near future, neither of the officers nor directors of the Company are compensated.

Compensation Summary

The following table summarizes all compensation earned by or paid to our Chief Executive Officer and other executive officers, during the period from inception to July 31, 2008.

Summary Compensation Table

Name and principal position	Year	Salary	Option Award	All Other Compensation	Total

Arun Kumar Chief Executive Officer, President and Director	2007 2008	0 0	0 0	0 0	0 0

Rohit Singh Chief Financial Officer, Secretary, Treasurer and Director	2007 2008	0 0	0 0	0 0	0 0

Compensation of Directors and Officers

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as at August 15, 2008, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership (1)	Percent of Class

Common Stock	Arun Kumar # 8 Nairal Rd., GPO Box 697, Suva, Fiji	17,500,000	39.97%
Common Stock	Rohit Singh Verata, Nausori, GPO Box 1004, Suva, Fiji	8,750,000	19.98%

Common Stock	Directors and Officers as a Group (2 persons)	26,250,000	59.95%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

Future Sales by Existing Shareholders

As of August 15, 2008 there are a total of 43,785,000 shares of our common stock issued and outstanding. Of these, all 43,785,000 shares, being 100% of our issued shares, the number of ‘restricted shares’ as defined in Rule 144 of the Securities Act of 1933 is 23,625,000. These “restricted shares” are held as follows:

Arun Kumar	15,750,000 shares
Rohit Singh	7,875,000 shares
Total restricted shares	23,625,000 shares

Under our registration we qualified as free trading 2,625,000 common shares held by our officers and directors as free trading.

 DESCRIPTION OF SECURITIES

Our authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share, of which 43,785,000 shares are issued and outstanding.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

Dividend Policy

As of the date of this prospectus we have not paid any cash dividends to stockholders.  The declaration of any future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is our present intention not to pay any cash dividends in the near future.

Transfer Agent

We have engaged the services of Action Stock Transfer Corporation, 7069 S. Highland Drive, Suite 300, Salt Lake City, UT., 84121 to act as transfer and registrar.

Employment Agreements with Executive Officers and Directors

There are no employment agreements with any officers or directors other than the money payment to them as more fully described elsewhere in this Form 10K.

Stock Option Plan

We have never established any form of stock option plan for the benefit of our directors, officers or future employees.  We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from Siga, with respect to any person named in Summary of Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with Siga, or any change in control of Siga, or a change in the person’s responsibilities following a change in control of Siga.

Compliance with Section 16 (a) of the Exchange Act

Siga knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of Siga’s registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a).  No officer or director has filed a Form 3 with the SEC during the period under review.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Siga, or any currently proposed transactions, or series of similar transactions, to which Siga was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by Siga to own of record or beneficially more than 5% of any class of Siga’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since inception of Siga, or any currently proposed transactions, or series of similar transactions, to which Siga was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Siga to own of record or beneficially more than 5% of the common shares of Siga’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

Siga does not have promoters and has no transactions with any promoters.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  (1)                         Financial Statements.  The following financial statements are included in this report:

Title of Document	Page

Report of Madsen & Associates, CPA’s Inc.	28

Balance Sheets as at July 31, 2008 and 2007	29

Statement of Operations for the year ended July 31, 2008 and for the period from January 18, 2007 (date of inception) to July 31, 2007 and for the period from January 18, 2007 (date of inception) to July 31, 2008	30

Statement of Changes in Shareholders’ Equity for the period from January 18, 2007 (date of inception) to July 31, 2008	31

Statement of Cash Flows for the year ended July 31, 2008 and for the period from January 18, 2007 (date of inception) to July 31, 2007 and for the period from January 18, 2007 (date of inception) to July 31, 2008	32

Notes to the Consolidated Financial Statements	33

(a)  (2)   Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

3.2	Articles of Incorporation (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No.333-145879)

3.3	By-laws (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

4	Stock Specimen (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007 Registration No. 333-145879)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the year ended July 31, 2008 for professional services for the review of the quarterly financial statements as at October 31, 2007, January 31 and April 30, 2008 and annual financial statements as of July 31, 2008 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500 for each of the quarters ended October  31, 2007, January 31 and April 30, 2008 and $2,500 for the audit of July 31, 2008.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Siga’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in July 31, 2008 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to July 31, 2008 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5)           Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Siga to make any pre-approval policies meaningful.  Once Siga has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)           Audit Hours Incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Siga’s internal accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA RESOURCES, INC.
(Registrant)

Date: September 2, 2008	ARUN KUMAR
Chief Executive Officer, President and Director

Date: September 2, 2008	ROHIT SINGH
Chief Financial Officer, Chief Accounting Officer, Secretary and Director

MADSEN & ASSOCIATES CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants	Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Siga Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Siga Resources, Inc. (pre-exploration stage company) at July 31, 2008 and 2007, and the related statement of operations, changes in stockholders' equity, and cash flows for the year ended July 31, 2008 and period from January 18, 2007 (date of inception) to July 31, 2007 and for period from January 18, 2007 (date of inception) to July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siga Resources, Inc. at July 31, 2008 and 2007, and the results of operations and cash flows for year ended July 31, 2008 and for the period from January 18, 2007 (date of inception) to July 31, 2007 and for the period from January 18, 2007 (date of inception) to July 31, 2008, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activities and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah                                                                           MADSEN & ASSOCIATES, CPA’s INC.
August 28, 2008

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

	July 31, 2008	July 31, 2007

ASSETS

CURRENT ASSETS

Cash	$ 2,025	$ 23,285

Total Current Assets	$ 2,025	$ 23,285

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 12,076	$ 5,405
Accounts payable – related parties	17,932	6,039

Total Current Liabilities	30,008	11,444

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
43,785,000 shares issued and outstanding	43,785	43,785
Capital in excess of par value	8,115	(9,285)
Deficit accumulated during the pre-exploration stage	(79,883)	(22,659)

Total Stockholders’ Deficiency	(27,983)	11,841

	$ 2,025	$ 23,285

The accompanying notes are an integral part of these financial statements.

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For year ended July 31, 2008 and for the period from January 18, 2007 (date on inception) to July 31, 2007 and for the period from January 18, 2007 (date of inception) to July 31, 2008

	For the year ended July 31, 2008	From January 18, 2007 (date of inception) to July 31, 2007	From January 18, 2007 (date of inception) to July 31, 2008

REVENUES	$ -	$ -	$ -

EXPENSES

Acquisition, staking and geological report	-	5,000	5,000
Administrative	57,224	17,659	74,883

NET LOSS FROM OPERATIONS	$ (57,224)	$(22,659)	$ (79,883)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	43,785,000	43,785,000

The accompanying notes are an integral part of these financial statements.

SIGA RESOURCES, INC.
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period January 18, 2007 (date of inception) to July 31, 2008

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance January 18, 2007	-	$ -	$ -	$ -

Issuance of common shares for cash – July 11, 2007	26,250,000	26,250	(25,500)	-

Issuance of common shares for cash – July 31, 2007	17,535,000	17,535	7,515	-

Capital contributions - expenses	-	-	8,700	-

Net operating loss for the period January 18, 2007 (date of Inception) to July 31, 2007	-	-	-	(22,659)

Capital contributions - expenses	-	-	17,400	-

Net operating loss for the year ended July 31, 2008	-	-	-	(57,224)

Balance as at July 31, 2008	43,785,000	$ 43,785	$ 8,115	$ (79,883)

The accompanying notes are an integral part of these financial statements

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the year ended July 31, 2008 and from January 18, 2007 (date of inception) to July 31, 2007 and for the period from January 18, 2007 (date of inception) to July 31, 2008

	Year ended July 31, 2008	From January 18, 2007 (date of inception) to July 31, 2007	From January 18, 2007 (date of inception) to July 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (57,224)	$ (22,659)	$ (79,883)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	6,671	5,405	12,076
Capital contributions – expenses	17,400	8,700	26,100

Net Cash Provided (Used) in Operations	(33,153)	(8,554)	(41,707)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from loan from related party	11,893	6,039	17,932

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	25,800	25,800

Net (Decrease) Increase in Cash	(21,260)	23,285	2,025

Cash at Beginning of Period	23,285	-	-

CASH AT END OF PERIOD	$ 2,025	$ 23,285	$ 2,025

The accompanying notes are an integral part of these financial statements

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2008

1.           ORGANIZATION

The Company, Siga Resources Inc., was incorporated under the laws of the State of Nevada on January 18, 2007 with the authorized capital stock of 300,000,000 shares at $0.001 par value.  On January 31, 2008, the Secretary of State for Nevada approved an amendment to the Articles of Incorporation where the total number of shares of common stock was increased to 500,000,000 shares of common stock with a par value of $0.001 per share.

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

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - continued

On July 31, 2008 the Company had a net operating loss carry forward of $79,883 for income tax purposes.  The tax benefit of approximately $24,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2029.

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

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           AQUISITION OF MINERAL CLAIM

On March 11, 2007, the Company acquired the Valolo Gold Claim located in the Republic of Fiji for the consideration of $5,000 including a geological report.  The Valolo Gold Claim is located 10 miles east of the town of Korovou , Fiji.  Under Fijian law, the claim remains in good standing as long as the Company has an interest in it.   There is no annual maintenance fee or minimum exploration work required on the Claim.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 60% of the common stock issued and have made no interest, demand loans to the Company of $17,932 and have made contributions to capital of $26,100 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On July 11, 2007, Company completed a private placement consisting of 750,000 common shares sold to directors and officers at a price of $0.001 per share for a total consideration of $750.  On July 31, 2007, the Company completed a private placement of 501,000 common shares at $0.05 per share for a total consideration of $25,050.

On January 16, 2008, the directors of the Company approved a resolution to forward split the common shares of the Company based on a 35 new shares for each old share held by the shareholders (“Forward Split”).   As a result of the Forward Split the common shares increased from 1,251,000 common shares with a par value of $0.001 per share to 43,785,000 common shares with a par value of $0.001 per share.  The 43,785,000 post split common shares are shown as split from the date of inception.

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