Form 10-Q
period 2008-10-31
Siga Resources Inc.
filed 2008-12-08
CIK 1386936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended October 31, 2008

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes □ No □

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)            Yes [  ] No [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

November 30, 2008: 43,785,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at October 31, 2008 and July 31, 2008	4

	Statement of Operations For the three months ended October 31, 2008 and 2007 and for the period January 18, 2007 (Date of Inception) to October 31, 2008	5

	Statement of Cash Flows For the three months ended October 31, 2008 and 2007 and for the period January 18, 2007 (Date of Inception) to October 31, 2008	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	20

PART 11.	OTHER INFORMATION	21

ITEM 1.	Legal Proceedings	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3.	Defaults Upon Senior Securities	21

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits and Reports on Form 8-K	21

	SIGNATURES.	22

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Siga Resources, Inc. (a pre-exploration stage company) at October 31, 2008 (with comparative figures as at July 31, 2008) and the statement of operations for the three months ended October 31, 2008 and 2007 and for the period from January 18, 2007 (date of incorporation) to October 31, 2008 and the statement of cash flows for the three months ended October 31, 2008 and 2007 and for the period from January 18, 2007 (date of incorporation) to October 31, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended October 31, 2008 are not necessarily indicative of the results that can be expected for the year ending July 31, 2009.

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	October 31, 2008	July 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 104	$ 2,025

Total Current Assets	$ 104	$ 2,025

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 12,040	$ 12,076
Accounts payable – related parties	21,377	17,932

Total Current Liabilities	33,417	30,008

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
43,785,000 shares issued and outstanding	43,785	43,785
Capital in excess of par value	12,465	8,115
Deficit accumulated during the pre-exploration stage	(89,563)	(79,883)

Total Stockholders’ Deficiency	(33,313)	(27,983)

	$ 104	$ 2,025

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For three months ended October 31, 2008 and 2007 and for the period from January 18, 2007 (date of inception) to October 31, 2008

(Unaudited – Prepared by Management)

	Three months ended October 31, 2008	Three months ended October 31, 2007	From January 18, 2007 (dated of inception) to October 31, 2007

REVENUES	$ -	$ -	$ -

EXPENSES
Accounting and auditing	1,550	1,550	14,100
Bank charges and interest	22	233	341
Consulting	-	7,500	17,000
Edgarizing	250	1,582	2,898
Exploration and staking	-	-	5,000
Filing fees	-	3	1,695
Incorporation costs	-	-	720
Legal	664	5,000	10,482
Management fees	3,000	3,000	21,000
Office	154	441	1,870
Rent	900	900	6,300
Telephone	450	450	3,150
Transfer agent’s fees	2,690	1,016	5,007

NET LOSS FROM OPERATIONS	$ (9,680)	$ (21,675)	$ (89,563)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	43,785,000	43,785,000

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the three months ended October 31, 2008 and 2007 and for the period from January 18, 2007 (date of inception) to October 31, 2008

(Unaudited – Prepared by Management)

	Three months ended October 31, 2008	Three months ended October 31, 2007	From January 18, 2007 (date of inception) to October 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (9,680)	$ (21,675)	$ (89,563)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	(36)	(868)	12,040
Capital contributions – expenses	4,350	4,350	30,450

Net Cash Provided (Used) in Operations	(5,366)	(18,193)	(47,073)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	3,445	441	21,377
Proceeds from issuance of common stock	-	-	25,800

	3,445	441	47,177

Net (Decrease) Increase in Cash	(1,921)	(17,752)	104

Cash at Beginning of Period	2,025	23,285	-

CASH AT END OF PERIOD	$ 104	$ 5,533	$ 104

The accompanying notes are an integral part of these unaudited financial statements

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008

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
October 31, 2008

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - continued

On October 31, 2008 the Company had a net operating loss carry forward of $89,563 for income tax purposes.  The tax benefit of approximately $26,800 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2029.

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

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

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
October 31, 2008

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 60% of the common stock issued and have made no interest, demand loans to the Company of $21,377 and have made contributions to capital of $30,450 in the form of expenses paid for the Company.

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
October 31, 2008

(Unaudited – Prepared by Management)

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

As of the date of this Form 10-Q, we have not conducted any exploration work on the Valolo Claim. We do not have funds sufficient to complete Phase 1 of a two-phase exploration program recommended for the Valolo Claim.  Nevertheless, we are hoping to start Phase I by no later than the Spring of 2009 through advances from our directors.

We have no full time employees and our management devotes a small percentage of their time to the affairs of Siga.

Our administrative office is located at 8 Nairal Road, Ralwai, Suva, Fiji.  Our telephone number is (679) 338-6092.

DESCRIPTION OF THE PROPERTY

Particulars of the Valolo Claim, our sole mineral property follows.

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

The Bhatt Report recommends a two-phase exploration program to properly evaluate the potential of the claim.  Phase I work will consist of geological mapping and geophysical surveying.  This will involve, among other things, establishing a grid and the creation of maps showing all features of the terrain of our claim. We will create an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we will actually draw a scale map of the area and make notes on it as to the location where anything (e.g. potential mineralization) was found that was of interest.  In the process we will also identify any showings which appear to warrant sampling, i.e. any rock formations that appear to warrant our taking soil and rock samples from the claims to a laboratory where a determination of the elemental make-up of the sample and the exact concentrations of gold and other indicator minerals can be made. We anticipate, based on the estimate contained in the Bhatt Report, that Phase I work will cost approximately$10,900 (Fiji $17,800).  The Valolo Claim is located in a tropical climatic area so the claim can be worked year round. We anticipate starting Phase I before the end of the Spring of 2009.

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

The recommended Phase II work is estimated to cost a further $13,860 (Fiji $22,700).  At this point we have funds available to complete part of Phase I only.  We will have to raise additional capital in order to carry out Phase II, work or any other work beyond Phase I. Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited.  If we are unable to raise the necessary funds, we would be required to suspend Siga’s operations and liquidate our company.

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

Since our business activity is related solely to the exploration and evaluation of the Valolo Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at October 31, 2008, we had working capital deficiency of $33,313.  As can be determined from the following table Siga will require cash injections of $34,541 to enable Siga to meet its anticipated expenses over the next twelve months.   The directors and officers have committed to advance up to a further $25,000 cash in order that we are adequately funded for the forthcoming twelve months.

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

Our capital commitments for the next twelve months consist of expenses associated with the completion of Phase I of our exploration program, estimated at $10,900.   Including Phase I work, we will have to incur the following estimated expenses over the next twelve months:

Expenses	Amount	Description

Accounting & Audit	$ 4,750	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	4,000	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Bank charges	180	Estimated bank charges
Exploration	10,900	Completion of Phase I
Filing fees	275	Annual fee to the Secretary of State for Nevada
Office	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,500	Preparation of share certificates and other documents periodically required by the Company
Estimated expenses	22,605
Accounts Payable – October 31, 2008	12,040	Represents the amounts owed to third party creditors.
Total estimated cash needed	34,645
Less: cash on hand – October 31, 2008	(104)
Additional cash required	$ 34,541

As indicated above, we intend to offset the cash shortfall of $34,541 by future advances of cash of approximately $25,000 to the Company committed to by our directors and officers.  Nevertheless, the amount advanced by the directors will not be sufficient to ensure all our accounts payable are paid on a timely basis.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from our claim.

We may attempt to interest other companies to undertake exploration work on the Valolo Claim through joint venture arrangement or even the sale of part of the Valolo Claim.  Neither of these avenues has been pursued as of the date of this Form 10-Q.

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

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss, for the period from the inception of our business on January 18, 2007 to October 31, 2008 of $89,563.  We did not earn any revenues during the aforementioned period.

Our financial statements included in this Form 10-Q have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits in the Valolo Claim until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.

Results of Operations - three months ended October 31, 2008.

For the period from January 18, 2007 (date of inception) to October 31, 2008, we had a net loss of $89,563 and for the three months ended October 31, 2008 we had a net loss of $9,680.  Our loss and the individual expenses incurred are more fully described in the attached Statement of Operations as at October 31, 2008.

Balance Sheet as at October 31, 2008

Total cash and cash equivalents, as at October 31, 2008, was $104.  Our working capital deficit as at October 31, 2008 was $33,313 when taking into consideration $21,377 owed to related parties.

Our working capital was derived from the completion of an initial seed capital offering to directors, which raised $750 and a second private placement on July 31, 2007 raising a further $25,050.    No revenue was generated during these periods.

Total shareholders’ equity as at October 31, 2008 was a deficiency of $33,313.  Total shares outstanding as at October 31, 2008 was 43,785,000.

No shares have been issued subsequent to October 31, 2008.

RISK FACTORS

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Siga contained in this Form 10-Q, you should consider many important factors in determining whether to purchase the shares in our Company.  The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares.

We lack an operating history and have losses, which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

While we were incorporated in 2007, we have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to October 31, 2008, the date of our most recent financial statements is $89,563.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

Forward Looking Statements

In addition to the other information contained in this Form 10-Q, it contains forward-looking statements which involve risk and uncertainties.  When used in this prospectus, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position.  Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual result could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control.  Any reader should review in detail this entire Form 10-Q including financial statements, attachments and risk factors before considering an investment.

ITEM 3.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Siga’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, Siga’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

There has been no change in our securities since the fiscal year ended July 31, 2008.

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

SIGA RESOURCES, INC.
(Registrant)

Date: December 5, 2008	ARUN KUMAR
Chief Executive Officer, President and Director

Date: December 5, 2008	ROHIT SINGH
Chief Financial Officer, Chief Accounting Officer, Secretary and Director