Form 10-Q
period 2009-01-31
Siga Resources Inc.
filed 2009-03-09
CIK 1386936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                                        Accelerated filer                     [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)                                         Small reporting company      [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      Yes [  ]   No   [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

January 31, 2009: 43,785,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at January 31, 2009 and July 31, 2008	4

	Statement of Operations For the three and six months ended January 31, 2009 and 2008 and for the period January 18, 2007 (Date of Inception) to January 31, 2009	5

	Statement of Cash Flows For the six months ended January 31, 2009 and 2008 and for the period January 18, 2007 (Date of Inception) to January 31, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure of Market Risk	16

ITEM 4.	Controls and Procedures	17

ITEM 4T.	Controls and Procedures	17

PART 11.	OTHER INFORMATION	18

ITEM 1.	Legal Proceedings	18

ITEM 1A.	Risk Factors	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	22

ITEM 4.	Submission of Matters to a Vote of Security Holders	22

ITEM 5.	Other Information	22

ITEM 6.	Exhibits and Reports on Form 8-K	22

	SIGNATURES.	23

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Siga Resources, Inc. (a pre-exploration stage company) at January 31, 2009 (with comparative figures as at July 31, 2008) and the statement of operations for the three and six months ended January 31, 2009 and 2008 and for the period from January 18, 2007 (date of incorporation) to January 31, 2009 and the statement of cash flows for the six months ended January 31, 2009 and 2008 and for the period from January 18, 2007 (date of incorporation) to January 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ending July 31, 2009.

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	January 31, 2009	July 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ -	$ 2,025

Total Current Assets	$ -	$ 2,025

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 12,742	$ 12,076
Accounts payable – related parties	21,926	17,932

Total Current Liabilities	34,668	30,008

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
43,785,000 shares issued and outstanding	43,785	43,785
Capital in excess of par value	16,815	8,115
Deficit accumulated during the pre-exploration stage	(95,268)	(79,883)

Total Stockholders’ Deficiency	(34,668)	(27,983)

	$ -	$ 2,025

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For three and six months ended January 31, 2009 and 2008 and for the period from January 18, 2007 (date of inception) to January 31, 2009

(Unaudited – Prepared by Management)

	Three month ended January 31, 2009	Three months ended January 31, 2008	Six months ended January 31, 2009	Six months ended January 31, 2008	From January 18, 2007 (dated of inception) to January 31, 2009

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and auditing	1,996	1,550	3,546	3,100	16,096
Bank charges and interest	23	27	45	260	364
Consulting	-	5,000	-	12,500	17,000
Edgarizing	-	500	250	2,082	2,898
Exploration and staking	-	-	-	-	5,000
Filing fees	-	-	-	3	1,695
Incorporation costs	-	-	-	-	720
Legal	(664)	1,146	-	6,146	9,818
Management fees	3,000	3,000	6,000	6,000	24,000
Office	-	775	154	1,216	1,870
Rent	900	900	1,800	1,800	7,200
Telephone	450	450	900	900	3,600
Transfer agent’s fees	-	354	2,690	1,370	5,007

NET LOSS FROM OPERATIONS	$ (5,705)	$(13,702)	$ (15,385)	$ (35,377)	$ (95,268)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	43,785,000	43,785,000	43,785,000	43,785,000

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the six months ended January 31, 2009 and 2008 and for the period from January 18, 2007 (date of inception) to January 31, 2009

(Unaudited – Prepared by Management)

	Six months ended January 31, 2009	Six months ended January 31, 2008	From January 18, 2007 (date of inception) to January 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (15,385)	$ (35,377)	$ (95,268)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	666	4,342	12,742
Capital contributions – expenses	8,700	8,700	34,800

Net Cash Provided (Used) in Operations	(6,019)	(22,335)	(47,726)

CASH FLOWS FROM INVESTING ACTIVITIES:	-		-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	3,994	556	21,926
Proceeds from issuance of common stock	-	-	25,800

	3,994	556	47,726

Net (Decrease) Increase in Cash	(2,025)	21,779	-

Cash at Beginning of Period	2,025	23,285	-

CASH AT END OF PERIOD	$ -	$ 1,506	$ -

The accompanying notes are an integral part of these unaudited financial statements

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009

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
January 31, 2009

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - continued

On January 31, 2009 the Company had a net operating loss carry forward of $95,268 for income tax purposes.  The tax benefit of approximately $28,500 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2029.

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
January 31, 2009

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 60% of the common stock issued and have made no interest, demand loans to the Company of $21,926 and have made contributions to capital of $34,800 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On July 11, 2007, Company completed a private placement consisting of 26,250,000 post split common shares sold to directors and officers for a total consideration of $750.  On July 31, 2007, the Company completed a private placement of 17,535,000 post split common shares for a total consideration of $25,050.

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
January 31, 2009

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

As of the date of this Form 10-Q, we have not conducted any exploration work on the Valolo Claim. We do not have funds sufficient to complete Phase 1 of a two-phase exploration program recommended for the Valolo Claim.  Nevertheless, we are hoping to start Phase I by no later than the summer of 2009 through advances from our directors.

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

Since our business activity is related solely to the exploration and evaluation of the Valolo Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at January 31, 2008, we had working capital deficiency of $34,668.  As can be determined from the following table Siga will require cash injections of $35,347 to enable Siga to meet its anticipated expenses over the next twelve months.   The directors and officers have committed to advance up to a further $25,000 cash in order that we are adequately funded for the forthcoming twelve months.

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

Our capital commitments for the next twelve months consist of expenses associated with the completion of Phase I of our exploration program, estimated at $10,900.   Including Phase I work, we will have to incur the following estimated expenses over the next twelve months:

Expenses	Amount	Description

Accounting & Audit	$ 4,750	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	4,000	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Bank charges	180	Estimated bank charges
Exploration	10,900	Completion of Phase I
Filing fees	275	Annual fee to the Secretary of State for Nevada
Office	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,500	Preparation of share certificates and other documents periodically required by the Company
Estimated expenses	22,605
Accounts Payable – January 31, 2009	12,742	Represents the amounts owed to third party creditors.
Total estimated cash needed	$ 35,347

As indicated above, we intend to offset the cash shortfall of $35,347 by future advances of cash of approximately $25,000 to the Company committed to by our directors and officers.  Nevertheless, the amount advanced by the directors will not be sufficient to ensure all our accounts payable are paid on a timely basis.

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

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss, for the period from the inception of our business on January 18, 2007 to January 31, 2009 of $95,268.  We did not earn any revenues during the aforementioned period.

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

Results of Operations - six months ended January 31, 2009.

For the period from January 18, 2007 (date of inception) to January 31, 2009, we had a net loss of $95,268 and for the six months ended January 31, 2009 we had a net loss of $15,385.  Our loss and the individual expenses incurred are more fully described in the attached Statement of Operations as at January 31, 2009.

Balance Sheet as at January 31, 2009

Total cash and cash equivalents, as at January 31, 2009, was NIL.  Our working capital deficit as at January 31, 2009 was $34,668 when taking into consideration $21,926 owed to related parties.

Our working capital was derived from the completion of an initial seed capital offering to directors, which raised $750 and a second private placement on July 31, 2007 raising a further $25,050.    No revenue was generated during these periods.

Total shareholders’ equity as at January 31, 2009 was a deficiency of $34,668.  Total shares outstanding as at January 31, 2009 was 43,785,000.

No shares have been issued subsequent to January 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 23,625,000   Share certificates representing these shares have the appropriate legend affixed on them.

There are no shares being offered to the public other than indicated in our effective registration statement and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

While our shares are traded on the OTCBB.  Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Valolo claim, and

●	other events which we have no control over.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies.  These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance.  In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company.  Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, as more fully described under ‘Risk Factors’.

ITEM 4.                      CONTROLS AND PROCEDURES

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

ITEM 4T.                      CONTROLS AND PROCEDURES

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

ITEM 1A.                                RISK FACTORS

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

While we were incorporated in 2007, we have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to January 31, 2009, the date of our most recent financial statements is $95,268.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

SIGA RESOURCES, INC.
(Registrant)

Date: March 9, 2009	ARUN KUMAR
Chief Executive Officer, President and Director

Date: March 9, 2009	ROHIT SINGH
Chief Financial Officer, Chief Accounting Officer, Secretary and Director