Form 10-Q
period 2009-04-30
Siga Resources Inc.
filed 2009-06-01
CIK 1386936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 333-145879

SIGA RESOURCES, INC.
                                                                       (Exact name of registrant as specified in its charter)

Nevada	74-3207964
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8 Nairal Road, Ralwai, Suva, Fiji
(Address of principal executive offices)

(679) 338-6092
(Registrant’s telephone number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

May 31, 2009: 43,785,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at April 30, 2009 and July 31, 2008	4

	Statement of Operations For the three and nine months ended April 30, 2009 and 2008 and for the period January 18, 2007 (Date of Inception) to April 30, 2009	5

	Statement of Cash Flows For the nine months ended April 30, 2009 and 2008 and for the period January 18, 2007 (Date of Inception) to April 30, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	16

ITEM 4.	Controls and Procedures	17

ITEM 4T.	Controls and Procedures	17

PART 11.	OTHER INFORMATION	18

ITEM 1.	Legal Proceedings	18

ITEM 1A.	Risk Factors	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	22

ITEM 4.	Submission of Matters to a Vote of Security Holders	22

ITEM 5.	Other Information	22

ITEM 6.	Exhibits	22

	SIGNATURES.	23

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Siga Resources, Inc. (a pre-exploration stage company) at April 30, 2009 (with comparative figures as at July 31, 2008) and the statement of operations for the three and nine months ended April 30, 2009 and 2008 and for the period from January 18, 2007 (date of incorporation) to April 30, 2009 and the statement of cash flows for the nine months ended April 30, 2009 and 2008 and for the period from January 18, 2007 (date of incorporation) to April 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended April 30, 2009 are not necessarily indicative of the results that can be expected for the year ending July 31, 2009.

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	April 30, 2009	July 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ -	$ 2,025

Total Current Assets	$ -	$ 2,025

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 17,242	$ 12,076
Accounts payable – related parties	22,458	17,932

Total Current Liabilities	39,700	30,008

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
43,785,000 shares issued and outstanding	43,785	43,785
Capital in excess of par value	21,165	8,115
Deficit accumulated during the pre-exploration stage	(104,650)	(79,883)

Total Stockholders’ Deficiency	(39,700)	(27,983)

	$ -	$ 2,025

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For three and nine months ended April 30, 2009 and 2008 and for the period from January 18, 2007 (date of inception) to April 30, 2009

(Unaudited – Prepared by Management)

	Three months ended April 30, 2009	Three months ended April 30, 2008	Nine months ended April 30, 2009	Nine months ended April 30, 2008	From January 18, 2007 (dated of inception) to April 30, 2009

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and auditing	5,000	1,550	8,546	4,650	21,096
Bank charges and interest	-	25	45	285	364
Consulting	-	2,000	-	14,500	17,000
Edgarizing	-	250	250	2,333	2,898
Exploration and staking	-	-	-	-	5,000
Filing fees	-	1,475	-	1,478	1,695
Incorporation costs	-	-	-	-	720
Legal	-	404	-	6,550	9,818
Management fees	3,000	3,000	9,000	9,000	27,000
Office	32	136	186	1,351	1,902
Rent	900	900	2,700	2,700	8,100
Telephone	450	450	1,350	1,350	4,050
Transfer agent’s fees	-	936	2,690	2,306	5,007

NET LOSS FROM OPERATIONS	$ (9,382)	$(11,126)	$ (24,767)	$ (46,503)	$ (104,650)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	43,785,000	43,785,000	43,785,000	43,785,000

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the nine months ended April 30, 2009 and 2008 and for the period from January 18, 2007 (date of inception) to April 30, 2009

(Unaudited – Prepared by Management)

	Nine months ended April 30, 2009	Nine months ended April 30, 2008	From January 18, 2007 (date of inception) to April 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (24,767)	$ (46,503)	$ (104,650)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	5,166	6,813	17,242
Capital contributions – expenses	13,050	13,050	39,150

Net Cash Provided (Used) in Operations	(6,551)	(26,640)	(48,258)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	4,526	5,899	22,458
Proceeds from issuance of common stock	-	-	25,800

	4,526	5,899	48,258

Net (Decrease) Increase in Cash	(2,025)	(20,741)	-

Cash at Beginning of Period	2,025	23,285	-

CASH AT END OF PERIOD	$ -	$ 2,544	$ -

The accompanying notes are an integral part of these unaudited financial statements

SIGA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009

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
April 30, 2009

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - continued

On April 30, 2009 the Company had a net operating loss carry forward of $104,650 for income tax purposes.  The tax benefit of approximately $31,400 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2029.

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
          April 30, 2009

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 60% of the common stock issued and have made no interest, demand loans to the Company of $22,458 and have made contributions to capital of $39,150 in the form of expenses paid for the Company.

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
April 30, 2009

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of the date of this Form 10-Q, we have not conducted any exploration work on the Valolo Claim. We do not have funds sufficient to complete Phase 1 of a two-phase exploration program recommended for the Valolo Claim.  Nevertheless, we are hoping to start Phase I by no later than the late summer of 2009 through advances from our directors.

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

Since our business activity is related solely to the exploration and evaluation of the Valolo Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at April 30, 2009, we had working capital deficiency of $39,700.  As can be determined from the following table Siga will require cash injections of $39,847 to enable Siga to meet its anticipated expenses over the next twelve months.   The directors and officers have committed to advance up to a further $25,000 cash in order that we are adequately funded for the forthcoming twelve months.

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

Our capital commitments for the next twelve months consist of expenses associated with the completion of Phase I of our exploration program, estimated at $10,900.   Including Phase I work, we will have to incur the following estimated expenses over the next twelve months:

Expenses	Amount	Description

Accounting & Audit	$ 4,750	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	4,000	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Bank charges	180	Estimated bank charges
Exploration	10,900	Completion of Phase I
Filing fees	275	Annual fee to the Secretary of State for Nevada
Office	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,500	Preparation of share certificates and other documents periodically required by the Company
Estimated expenses	22,605
Accounts Payable – April 30, 2009	17,242	Represents the amounts owed to third party creditors.
Total estimated cash needed	$ 39,847

As indicated above, we intend to offset the cash shortfall of $39,847 by future advances of cash of approximately $25,000 to the Company committed to by our directors and officers.  Nevertheless, the amount advanced by the directors will not be sufficient to ensure all our accounts payable are paid on a timely basis.

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

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss, for the period from the inception of our business on January 18, 2007 to April 30, 2009 of $104,650.  We did not earn any revenues during the aforementioned period.

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

Results of Operations - nine months ended April 30, 2009.

For the period from January 18, 2007 (date of inception) to April 30, 2009, we had a net loss of $104,650 and for the nine months ended April 30, 2009 we had a net loss of $24,767.  Our loss and the individual expenses incurred are more fully described in the attached Statement of Operations as at April 30, 2009.

Balance Sheet as at April 30, 2009

Total cash and cash equivalents, as at April 30, 2009, was NIL.  Our working capital deficit as at April 30, 2009 was $39,700 when taking into consideration $22,458 owed to related parties.

Our working capital was derived from the completion of an initial seed capital offering to directors, which raised $750 and a second private placement on July 31, 2007 raising a further $25,050.    No revenue was generated during these periods.

Total shareholders’ equity as at April 30, 2009 was a deficiency of $39,700.  Total shares outstanding as at April 30, 2009 was 43,785,000.

No shares have been issued subsequent to April 30, 2009.

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

While we were incorporated in 2007, we have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to April 30, 2009, the date of our most recent financial statements is $104,650.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

SIGA RESOURCES, INC.
(Registrant)

Date: June 1, 2009	ARUN KUMAR
Chief Executive Officer, President and Director

Date: June 1, 2009	ROHIT SINGH
Chief Financial Officer, Chief Accounting Officer, Secretary and Director