Form 10-K
period 2009-07-31
Siga Resources Inc.
filed 2009-10-21
CIK 1386936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended July 31, 2009

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from August 1, 2008 to July 31, 2009

Commission File Number: 333-145879

SIGA RESOURCES, INC.
(Exact name of registrant as specified in charter)

Nevada	74-3207964
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

8 Nairal Road, Ralwai
Suva, Fiji
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (679) 338-6092

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act   [    ]  Yes   [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   [X]  Yes   [   ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes   [    ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [   ] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [  ]   No   [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

September 15, 2009: 43,785,000 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933.   The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1980).

PART 1

ITEM 1. BUSINESS

History and Organization

Siga Resources, Inc.(“Siga”, the “company” or “we”) was incorporated in the State of Nevada on January 18, 2007, and established a fiscal year end of July 31.  We do not have any subsidiaries, affiliated companies or joint venture partners.

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

As of the date of this Form 10K, we have not conducted any exploration work on the Valolo Claim. We do not have funds sufficient to complete only Phase 1 of a two-phase exploration program recommended for the Valolo Claim.  It is our plan to complete Phase I by no later than the late fall of 2009.

We have no full time employees and our management devotes a small percentage of their time to the affairs of our Company.

Our administrative office is located at 8 Nairal Road, Ralwai, Suva, Fiji.  Our telephone number is (679) 338-6092.

Presently our outstanding share capital is 43,785,000 common shares.   We have no other type of shares either authorized or issued.

Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report attached to the financial statements dated July 31, 2009.  We have no cash as at July 31, 2009 and have liabilities of $46,734.  Since our inception we have incurred accumulated losses of $116, 033.  We anticipate minimum operating expenses for the next twelve months of $45,018(refer to page 16).  It is extremely unlikely we will earn any revenue for a minimum of 5 years.  We do not have any employees either full or part time.

Siga is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-K and Form 10-Qs.

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

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of Siga and the notes, which forms an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

This Form 10-K also contains forward-looking statements that involve risks and uncertainties.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected and the price of our common stock could decline on the OTC Bulletin Board (the “OTCBB”).

ITEM 1A.                      RISK FACTORS

Risks Associated with our Company:

1.
Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors' report on our 2009 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to commit to loan or advance capital to us, we believe that if we do not raise additional capital through the issuance of treasury shares, we will be unable to conduct exploration activity and may have to cease operations and go out of business.

2.
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

3.	We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We were incorporated in 2007, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to July 31, 2009, the date of our most recent audited financial statements, is $116,033. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

*	Our ability to locate a profitable mineral property
*	Our ability to locate an economic ore reserve
*	Our ability to generate revenues
*	Our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral property. We cannot guarantee we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

4.           We have no known ore reserves. Without ore reserves we cannot generate income and if we cannot generate income we will have to cease exploration activity which will result in the loss of our shareholders’ investment.

We have no known ore reserves.   Even if we find gold mineralization we cannot guarantee that any gold mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any gold mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will mean we cannot generate income.  If we cannot generate income we will have to cease exploration activity, which will result in the loss of our shareholders’ investment.

5.	If we don't raise enough money for exploration, we will have to delay exploration or go out of business, which will result in the loss of our shareholders’ investment.

We estimate that, with funding committed by our management combined, we do not have sufficient cash to continue operations for twelve months even if we only carry out Phase I of our planned exploration activity.  We are in the pre-exploration stage.  We need to raise additional capital to undertake Phase I.  We may not be able to raise additional funds.  If that occurs we will have to delay exploration or cease our exploration activity and go out of business which will result in the loss of our shareholders’ entire investment in our Company.

6.
Because we are small and do not have much capital, we must limit our exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues and our shareholders will lose their investment.

Any potential development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Because we are small and do not have much capital, we must limit our exploration activity unless and until we raise additional capital.  Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors including, but not limited to:

●	Costs of bringing the property into production including exploration preparation of production feasibility studies, and construction of production facilities;
●	Availability and cost of financing;
●	Ongoing costs of production;
●	Market prices for the minerals to be produced;
●	Environmental compliance regulations and restraints; and
●	Political climate and/or governmental regulations and controls.

Such programs will require very substantial additional funds. Because we may have to limit our exploration, we may not find an ore body, even though our property may contain mineralized material. Without an ore body, we cannot generate revenues and our shareholders will lose their entire investment in our Company.

We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend exploration activity.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we are able to raise the requisite capital.  If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

7.
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

8.   Because mineral exploration and development activities are inherently risky, we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, the Valolo Claim, our sole property, does not have a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. Previous mining exploration activities may have caused environmental damage to the Valolo Claim. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If the Valolo Claim is found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

9. No matter how much money is spent on the Valolo Claim, the risk is that we might never identify a commercially viable ore reserve.

No matter how much money is spent over the years on the Valolo Claim, we might never be able to find a commercially viable ore reserve.  Over the coming years, we could spend a great deal of money on the Valolo Claim without finding anything of value.  There is a high probability the Valolo Claim does not contain any reserves so any funds spent on exploration will probably be lost.

10. Even with positive results during exploration, the Valolo Claim might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible.  If the cost of extracting any minerals that might be found on the Valolo Claim is in excess of the selling price of such minerals, we would not be able to develop the Valolo Claim.  Accordingly even if ore reserves were found on the Valolo Claim, without sufficient tonnage we would still not be able to economically extract the minerals from the Valolo Claim in which case we would have to abandon the Valolo Claim and seek another mineral property to develop, or cease operations altogether.

Risks Associated with owning our Shares:

11. We anticipate the need to sell additional treasury shares in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We expect that the only way we will be able to acquire additional funds is through the sale of our common stock.  This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced.  The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

12. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

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

Forward Looking Statements

In addition to the other information contained in this Form 10-K, it contains forward-looking statements which involve risk and uncertainties.  When used in this Form 10-K, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position.  Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual result could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control.  Any reader should review in detail this entire Form 10-K including financial statements, attachments and risk factors before considering an investment.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments outstanding at the present time.

ITEM 2. PROPERTIES

Our sole mineral property is:

Valolo Claim

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
The Valolo Claim covers an area of approximately 72.5 hectares (approximately 179 acres).

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

The Bhatt Report recommends a two-phase exploration program to properly evaluate the potential of the claim.  Phase I work will consist of geological mapping and geophysical surveying.  This will involve, among other things, establishing a grid and the creation of maps showing all features of the terrain of our claim. We will create an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we will actually draw a scale map of the area and make notes on it as to the location where anything (e.g. potential mineralization) was found that was of interest.  In the process we will also identify any showings which appear to warrant sampling, i.e. any rock formations that appear to warrant our taking soil and rock samples from the claims to a laboratory where a determination of the elemental make-up of the sample and the exact concentrations of gold and other indicator minerals can be made. We anticipate, based on the estimate contained in the Bhatt Report, that Phase I work will cost approximately$10,900 (Fiji $17,800).  The Valolo Claim is located in a tropical climatic area so the claim can be worked year round. We anticipate completing Phase I before the end of the late fall of 2009 or early spring of 2010.

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

Government Regulation

Exploration activities are subject to various national, state, foreign and local laws and regulations in Fiji, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed there under in Fiji.

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

Employees

Initially, we intend to use the services of subcontractors for labor exploration work on our claim.  At present, we have no employees as such although each of our officers and directors devotes a portion of their time to the affairs of the Company.  None of our officers and directors has an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

As indicated above we will hire subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of potential subcontractors.  We do not intend to initiate negotiations or hire anyone until we are nearing the time of commencement of our planned exploration activities.

There are no permanent facilities, plants, buildings or equipment on our mineral claim.

Mineralization

No mineralization has been reported for the area of the property but structures and shear zones affiliated with mineralization on adjacent properties pass through it.

Exploration

Previous exploration work has not included any attempt to drill the structure on Valolo Claim.  Records indicate that no detailed exploration has been completed on the property.

Adjacent Properties

The adjacent properties are cited as examples of the type of deposit that has been discovered in the area and are not major facets to this report.

Recommendations by Mr. Bhatt, Professional Geologist

A two phased exploration program to further delineate the mineralized system currently recognized on Valolo Claim is recommended. The program would consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geophysical survey using both magnetic and electromagnetic instrumentation in detail over the area of the showings and in a regional reconnaissance survey and geochemical soil sample surveying regionally to identify other areas on the claim that are mineralized and in detail on the known areas of mineralization. The effort of this exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

The proposed budget for the recommended work in FJD 40,500 (US $24,760) is as follows:

Phase I
	Fijian Dollars	U.S. Dollars

1. Geological mapping and Surveying	17,800	$ 10,900

Total Phase I	17,800	$ 10,900

Phase II

1. Geochemical surveying and surface sampling (includes sample collection and assaying)	22,700	$13,860

Total Phase II	22,700	$ 13,860

Total Exploration	40,500	$ 24,760

We intend to complete Phase I exploration work on the Valolo Claim, our sole property.  No exact date has been determined for the commencement of exploration work on the Valolo Claim.

Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited.  If we are unable to raise the necessary funds, we would be required to suspend Siga's operations and liquidate our company.

There are no permanent facilities, plants, buildings or equipment on the Valolo claim.

Investment Policies

Siga does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the directors are able to invest.  Presently Siga does not have any cash.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Siga is a party or to which the Valolo Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Siga’s date of inception.  Management hopes to hold an Annual General Meeting of Stockholders during 2010.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, Siga has not paid any dividends on its common stock, and Siga does not anticipate that it will pay dividends in the foreseeable future.  As at July 31, 2009, Siga had 37 shareholders; two of these shareholders are an officers and director of Siga.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Siga’s inception.

There are no outstanding warrants or conversion privileges for Siga’s shares.

ITEM 6.                      SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements.   This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K.

Operation Statement Data

	For the year ended July 31, 2009	January 18, 2007 (date of incorporation) to July 31, 2009

Revenue	$ -	$ -
Exploration expenses	-	5,000
General and Administration	36,150	111,033
Net loss from operations	36,150	116,033

Weighted average shares outstanding (basic)	43,785,000
Weighted average shares outstanding (diluted)	43,785,000
Net loss per share (basic)	$ (0.00)
Net loss per share (diluted)	$ (0.00)

Balance Sheet Data

Cash and cash equivalent	$ -
Total assets	-
Total liabilities	46,734
Total Shareholders’ deficiency	(46,734)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Corporate Organization and History Within Last Two years

Siga was incorporated under the laws of the State of Nevada on January 18, 2007 under the name Siga Resources Inc.  Siga does not have any subsidiaries, affiliated companies or joint venture partners.

We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.    We have no intention of entering into a merger or acquisition.

Business Development since Inception

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

To become profitable and competitive, we must invest in the exploration of the Valolo Claim before we can start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to fully implement our phased exploration program.  We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the Valolo Cliam. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in the Company.  We must raise cash to implement our planned exploration program and stay in business.

To meet our need for cash we must raise additional capital.  We will attempt to raise additional money through a private placement, public offering or through loans.  We have discussed this matter with our officers and directors. However, our officers and directors are unwilling to make any commitments to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash.  We require additional cash to continue operations.  Such operations could take many years of exploration and would require expenditure of very substantial amounts of money, money we do not presently have and may never be able to raise.   If we cannot raise it we will have to abandon our planned exploration activities and go out of business.

We estimate we will require $45,018 in cash over the next twelve months, including the cost of planned Phase I exploration work for the Valolo claim during that period.  We have no cash at the present time.  For a detailed breakdown refer to “Liquidity and Capital Reserves”.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

We may attempt to interest other companies to undertake exploration work on the Valolo Claim through joint venture arrangement or even the sale of part of the Valolo Claim.  Neither of these avenues has been pursued as of the date of this Form 10-K.

Since we do not presently have the requisite funds, we may not be able to do the work under Phase I of the recommended exploration program.  We might have to consider a joint venture partner.  If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work on Phase I.  If we are unable to finance additional exploration activities, we do not know what we will do and we do not have any plans to do anything else.  We may have no alternative but to go out of business.

We do not intend to hire any employees at this time. All of the work on the Valolo Claimwill be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described  in this section or in ‘Risk Factors’ on page 5.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Liquidity and Capital Resources

As of July 31, 2009 our total assets were nil and our total liabilities were $46,734.

Including the cost of completing the Phase I exploration program on the Valolo Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 13,000
Edgar filing fees	(ii)	1,000
Exploration costs	(iii)	10,900
Filing fees – Nevada; Securities of State	(iv)	375
Office and general expenses	(v)	1,000
Transfer agent fees	(vi)	1,000
Estimated expenses for the next twelve months		27,275
Account payable as at July 31, 2009-unrelated parties		17,743
Cash required for the next twelve months		$ 45,018

(i)           Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

October 31, 2009	10-Q	1,500	500	2,000
January 31, 2010	10-Q	1,500	500	2,000
April 30, 2010	10-Q	1,500	500	2,000
July 31, 2010	10-K	4,500	2,500	7,000
Estimated total		$ 9,000	$ 4,000	$ 13,000

(ii)           Edgar filing fees

We will be required to file the annual Form 10-K estimated at $250 and the three Form 10-Qs at $250 each for a total cost of $1,000.

(iii)           Exploration costs

The projection of cash required over the next twelve months has assumed that the recommended work program will be completed at an estimated cost of $10,900.

(iv)	Filing fees in Nevada

To maintain the Company in good standing in the State of Nevada an annual fee of approximately $375 has been paid to the Secretary of State.

(v)           Office and general

We have estimated a cost of approximately $1,000 for photocopying, printing, fax and delivery.

(vi)           Transfer agent

The annual fee from Holladay Stock Transfer to act as transfer agent for us is $1, 000.

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of July 31, 2009, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Twelve months ended July 31, 2009 and 2008 and for the Period from January 18, 2007 (date of inception) to July 31, 2009.

We incurred accumulated net losses since inception of $116,033 as detailed in the following table:

Expenses	Ref.	Twelve Months Ended July 31, 2009	Twelve Months Ended July 31, 2008	From inception January 18, 2007 to July 31, 2009

Accounting and audit	(i)	$ 15,546	$ 8,725	$ 28,096
Bank charges		45	304	364
Consulting		-	14,500	17,000
Exploration costs		-	-	5,000
Filing fees		-	1,478	1,695
Incorporation costs		-	-	720
Legal		-	8,318	9,818
Management fees	(ii)	12,000	12,000	30,000
Office	(iii)	219	1,534	1,935
Rent	(iv)	3,600	3,600	9,000
Telephone	(v)	1,800	1,800	4,500
Transfer agent fees	(vi)	2,690	2,317	5,007
Edgar zing	(vii)	250	2,648	2,898

Total		$ 36,150	$ 57,224	$ 116,033

(i)           Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the financial statements for the three months ended October 31, 2008, the six months ended January 31, 2009, the nine months ended April 30, 2009 and for the fiscal year ended July 31, 2009 and the subsequent review and examination of these statements by our independent accountants.

(ii)           Management fees

The Company does not pay management fees at this time but realizes there is a cost associated with the directors managing the operations of our Company.   Therefore, it accrues as an expense $1,000 per month with an offsetting entry to Capital in Excess of Par Value.

(iii)           Office

Office expenses during the year were mainly for courier, postage, office supplies, etc. in the amount of $219.

(iv)           Rent

We accrued rent similar to management fees with an offsetting entry to Capital in Excess of Par Value. The monthly amount accrued was $300.

 (v)           Telephone

Similar to management fees and rent noted above, we have accrued telephone expense each month $150 with an offsetting entry to Capital in Excess of Par Value.

(vi)           Transfer agent fees

The Company now uses the services of Holladay Stock Transfer as its transfer agent.   During the fiscal year ended July 31, 2009 the company paid fees of $2,690, which occupied fees paid to the former transfer agent, Action Stock Transfer Corp. is the amount of $1,820 for the forward stock split and for termination of their stocks. Fees paid  to Holladay Stock Transfer wire $870.

(vii)           Edgarzing

There have been $250 Edgarzing expenses during the year.

Balance Sheets

Total cash and cash equivalents, as at July 31, 2009 and July 31, 2008, were respectively $nil and $2,025.  Our working capital as at July 31, 2009 and July 31, 2008 were a negative amount of $46,734 and a negative amount of $27,983 respectively.

Total shareholders’ deficiency as at July 31, 2009 was $46,734 and $27,983 as at July 31, 2008. Total shares outstanding as at July 31, 2009 were 43,785,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 23, 625,000

Presently, there are no shares being offered to the public and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended July 31, 2009 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended July 31, 2009, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A – CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer, being Arun Kumar, and Chief Financial Officer, being Rohit Singh. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of July 31, 2009, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended July 31, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              The Company has limited segregation of duties which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9A (T) – CONTROLS AND PROCEDURES

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9 B – OTHER INFORMATION

There are no matters required to be reported upon under this Item.

PART 111

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age

Arun Kumar #8 Nariral Rd, Suva, Fiji	Chief Executive Officer, President and Director (1)	38

Rohit R. Singh Verata, Nausori, GPO Box 1004, Suva, Fiji	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	36

(1)	Arun Kumar was appointed a director on January 18, 2007, President and the Chief Executive Officer on the same day.

(2)	Rohit R. Singh became a director on January 18, 2007 and was appointed Secretary Treasurer, Chief Financial Officer and Chief Accounting Officer on the same day.

The percentage of common shares beneficially owned, directly or indirectly, or over which control or direction are exercised by the directors and officers of our Company, collectively, is approximately 60% of the total issued and outstanding shares.

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

Our audit committee is comprised of Arun Kumar, our President and Chairman of the Audit Committee, and Rohit Singh our Chief Financial Officer and Secretary Treasurer neither of whom are independent.  Neither Mr. Kumar nor Mr. Singh can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B.  The Company does not presently have, among its officers and directors, a person meeting these qualifications and given our financial conditions, does not anticipate seeking an audit committee financial expert in the near future.

Apart from the Audit Committee, the Company has no other Board committees.

Since inception on January 18, 2007, our Board has conducted its business entirely by consent resolutions and has not met, as such.

Significant Employees

We have not paid employees as such.  Our Officers and Directors fulfill many of the functions that would otherwise require Siga to hire employees or outside consultants.

We will have to engage the services of certain consultants to assist in the exploration of our previous mineral claims and to prepare a report on the Valolo Claim.  Such consultant will responsible for hiring and supervising, to conduct the Phase I exploration work to be undertaken on the Valolo Claim in the near future.  This individual will be responsible for the completion of the geological work on the Valolo Claim and, therefore, will be an integral part of our operations although he or she will not be considered an employee either on a full time or part time basis.  This is because our exploration programs will not last more than a few weeks and once completed this individual will no longer be required.  We have not identified any individual who would work as a consultant for us.

Family Relationships

Our President and CEO and our Secretary Treasurer and CFO are unrelated.

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

(ii)  engarzing in any type of business practice; or

(iii) engarzing in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

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

ITEM 11.      EXECUTIVE COMPENSATION

Compensation to our directors and officers was paid as follows:

Summary Compensation Table

Long Term Compensation

Annual Compensation	Awards	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compensation ($)

Arun Kumar President, CEO and Director	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Rohit Singh Secretary Treasurer, CFO and Director	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Employment Agreements with Executive Officers and Directors

There are no employment agreements with any officers or directors.

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

Compliance with Section 16 (a) of the Exchange Act

Siga knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of Siga’s registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a).  Neither Mr. Kumar and Mr. Singh have personally filed any reports with the Section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as at September 15, 2009, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Arun Kumar #8 Nairal Rd., Raiwai,Suva, Fiji	17,500,000	39.97%

Common Stock	Rohit Singh Narata, Nausori, GPO, Box 1004, Suva, Fiji	8,750,000	19.98%

Common Stock	Directors and Officers as a Group(2 persons)	26,250,000	59.95%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)
Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.  None of our officers or directors has options, warrants, rights or conversion privileges outstanding.

We do not know of any other shareholder who has more than 5 percent of the issued shares.

The number of shares under Rule 144 is 23,625,000.

Our two largest shareholders, Arun Kumar and Rohit Singh, own, collectively, 26,250,000 issued and outstanding shares of our common stock.   All these shares are “restricted shares” as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.  Under Rule 144, shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

There are no voting trusts or similar arrangements known to us whereby voting power is held by another party not named herein.  We know of no trusts, proxies, power of attorney, pooling arrangements, direct or indirect, or any other contract arrangement or device with the purpose or effect of divesting such person or persons of beneficial ownership of our common shares or preventing the vesting of such beneficial ownership.

Description of Our Securities

We have only common shares authorized and there are no preferred shares or other forms of shares.  Our authorized common stock consists of 500,000,000 shares of common stock, par value $0.001 per share.  The holders of our common stock:

-	have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by our Board of Directors;

-	are entitled to share ratably in all of the assets of Siga available for distribution upon winding up of the affairs of Siga; and

-	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and

-	are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders.

The shares of common stock do not have any of the following rights:

-           preference as to dividends or interest;

-           preemptive rights to purchase in new issues of shares;

-           preference upon liquidation; or

-           any other special rights or preferences.

All our shares of common stock now issued and outstanding are fully paid and non-assessable.

Convertible Securities

The shares are not convertible into any other securities.

Non-Cumulative Voting.

The holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose.   In such event, the holders of the remaining shares will not be able to elect any of our directors.  Our directors and officers have 60 percent of the shares outstanding making it impossible for any shareholder or group of shareholders to accumulate sufficient votes of shares from other shareholders to change our directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Siga, or any currently proposed transactions, or series of similar transactions, to which Siga was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by Siga to own of record or beneficially more than 5% of any class of Siga’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since inception of Siga, or any currently proposed transactions, or series of similar transactions, to which Siga was or is to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to Siga to own of record or beneficially more than 5% of the common shares of Siga’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Conflicts of Interest

None of our officers and directors is a director or officer of any other company involved in the mining industry.  However, there can be no assurance such involvement in other companies in the mining industry will not occur in the future.  Such potential future involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on January 19, 2007, a Code of Ethics for the Board of Directors (the “Code”).  Siga’s Code embodies our commitment to such ethical principles and sets forth the responsibilities of Siga and its officers and directors to its shareholders, employees, customers, lenders and other organizations. Our Code addresses general business ethical principles and other relevant issues.

Transactions with Promoters

Siga does not have promoters and has no transactions with any promoters.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended July 31, 2009 for professional services for the review of the quarterly financial statements as at October  31, 2008, January 31, 2009 and April 30, 2009, annual financial statements as of July 31, 2009 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500 for each of the quarters ended October 31, 2008, January 31, 2009 and April 30, 2009 and $2,500 for the audit of July 31, 2009.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Siga’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in July 31, 2009 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to July 31, 2009 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

3 (i) Articles of Incorporation (incorporated by reference from Siga’s registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

3 (ii) By-laws (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

4	Stock Specimen (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

Financial Statements.  The following financial statements are included in this report:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA RESOURCES, INC.
(Registrant)

By:   ARUN KUMAR
Arun Kumar
Chief Executive Officer,
President and Director

Date:  October 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated
By:  ARUN KUMAR
Chief Executive Officer,
President and Director

Date: October 20, 2009

By: ROHIT SINGH
Chief Financial Officer,
Chief Accounting Officer and
Director

Date:  October 20, 2009

MADSEN & ASSOCIATES, CPA’s INC.                                                                                                          684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board                                                                                                           Murray, Utah, 84107
                          Telephone 801-268-2632

Board of Directors
Siga Resources, Inc.
Suva, Fiji

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

We have audited the accompanying balance sheets of Siga Resources, Inc.(Pre-exploration stage company) at July 31, 2009 and 2008, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the years ended July 31, 2009 and 2008 and the period from January 18, 2007 (date of inception) to July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siga Resources, Inc.at July 31, 2009 and 2008, and the results of operations and cash flows for the years ended July 31, 2009 and 2008 and the period from January 18, 2007 (date of inception) to July 31, 2009, in conformity with generally accepted accounting principles.

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

Murray, Utah                                                                           /s/  “Madsen & Associates, CPA’s Inc.”

October 20, 2009

SIGA RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

	July 31, 2009	July 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ -	$ 2,025

Total Current Assets	$ -	$ 2,025

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 17,743	$ 12,076
Accounts payable-related parties	28,991	17,932

Total Current Liabilities	46,734	30,008

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
43,785,000 shares issued and outstanding	43,785	43,785
Capital in excess of par value	25,515	8,115
Deficit accumulated during the pre-exploration stage	(116,034)	(79,883)

Total Stockholders’ Deficiency	(46,734)	(27,983)

	$ -	$ 2,025

The accompanying notes are an integral part of these financial statements.

SIGA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS
For the years ended July 31, 2009 and 2008 and for the period from January 18, 2007 (date of inception) to July 31, 2009

	July 31, 2009	July 31, 2008	January 18, 2007 to July 31, 2009

REVENUES	$ -	$ -	$ -

EXPENSES

Exploration costs	-	-	5,000
Administrative	36,150	57,224	111,033

NET LOSS FROM OPERATIONS	$ (36,150)	$ (57,224)	$ (116,033)

NET LOSS PER COMMON SHARE

Basic and diluted	$ -	$ -

AVERAGE OUTSTANDING SHARES

Basic	43,785,000	43,785,000

The accompanying notes are an integral part of these financial statements.

SIGA RESOURCES, INC.
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Period January 18, 2007 (date of inception) to July 31, 2009

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance January 18, 2007	-	$ -	$ -	$ -

Issuance of common shares for cash – July 11, 2007	26,250,000	26,250	(25,500)	-

Issuance of common shares for cash – July 31, 2007	17,535,000	17,535	7,515	-

Capital contributions - expenses	-	-	8,700	-

Net operating loss for the period January 18,2007(date of inception) to July 31, 2007	-	-	-	(22,659)

Balance as at July 31, 2007	43,785,000	43,785	(9,285)	(22,659)

Capital contributions - expenses	-	-	17,400	-

Net operating loss for the year ended July 31, 2008	-	-	-	(57,224)

Balance as at July 31, 2008	43,785,000	43,785	8,115	(79,883)

Capital contributions – expenses	-	-	17,400	-

Net operating loss for the year ended July 31, 2009	-	-	- -	(36,150)

Balance as at July 31, 2009	43,785,000	$ 43,785	$ 25,515	$ (116,033)

The accompanying notes are an integral part of these financial statements

SIGA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the years ended July 31, 2009 and 2008 and for the period from January 18, 2007 (date of inception) to July 31, 2009

	July 31, 2009	July 31, 2008	January 18, 2007 to July 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (36,150)	$ (57,224)	$ (116,033)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	17,400	17,400	43,500
Changes in accounts payable	5,667	6,671	17,743

Net Cash Provided (Used) in Operations	(13,083)	(33,153)	(54,790)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	11,058	11,893	28,990
Proceeds from issuance of common stock	-	-	25,800

	11,058	11,893	54,790

Net Increase (Decrease) in Cash	(2,025)	(21,260)	-

Cash at Beginning of Year	2,025	23,285	-

CASH AT END OF YEAR	$ -	$ 2,025	$ -

The accompanying notes are an integral part of these financial statements

SIGA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2009

1.           ORGANIZATION

The Company, Siga Resources, Inc. was incorporated under the laws of the State of Nevada on January 18, 2007 with the authorized capital stock of 300,000,000 shares at $0.001 par value.  On January 31, 2008, the Secretary of State for Nevada approved an amendment to the Articles of Incorporation where the total number of shares of common stock was increased to 500,000,000 shares of common stock with a par value of $0.001 per share.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts is computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

SIGA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2009

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

On July 31, 2009, the Company had a net operating loss carry forward of $116,033 for income tax purposes.  The tax benefit of approximately $34,800 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses expire on 2029.

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
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2009

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

3.           ACQUISITION OF MINERAL CLAIM

On March 11, 2007, the Company acquired the Valolo Claim located in the Republic of Fiji for $5,000.  The Valolo Claim is located 10 miles east of the town of Korovou , Fiji.  Under Fijian law, the claim remains in good standing as long as the Company has an interest in it.   There is no annual maintenance fee or minimum exploration work required on the Claim but the Company is required to have a mining license in order to keep the claim in good standing.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 60% of the common stock issued and have made no interest, demand loans to the Company of $28,991 and have made contributions to capital of $43,500 in the form of expenses paid for the Company.

SIGA RESOURCES, INC.
              (Pre-exploration Stage Company)
             NOTES TO FINANCIAL STATEMENTS
        July 31, 2009

5.           CAPITAL STOCK

On July 11, 2007, the Company completed a private placement consisting of 26,250,000 post split common shares sold to directors and officers for a total consideration of $750. On July 31, 2007, the Company completed a private placement of 17,535,000 post split common shares for a total consideration $25,050.

On January 16, 2008, the directors of the Company approved a resolution to forward split the common share of the Company based on a 35 new shares for each old share held by the shareholders (“Forward Split”).  As a result of the Forward Split the common shares increased from 1,251,000 common shares with a par value of $0.001 per share to 43,785,000 common shares with a par value of $0.001 per share. The 43,785,000 post split common shares are shown as split from the date of inception.

6.           GOING CONCERN

The Company intends to seek business opportunities that will provide a profit.  However, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from related parties, and equity funding, which will enable the Company to operate for the coming year.