Form 10-Q
period 2010-01-31
Siga Resources Inc.
filed 2010-03-15
CIK 1386936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

March 1, 2010: 43,785,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at January 31, 2010 and July 31, 2009	4

	Statement of Operations For the three and six ended January 31, 2010 and 2009 and for the period January 18, 2007 (Date of Inception) to January 31, 2010	5

	Statement of Cash Flows For the six months ended January 31, 2010 and 2009 and for the period January 18, 2007 (Date of Inception) to January 31, 2010	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	16

ITEM 4.	Controls and Procedures	17

ITEM 4T.	Controls and Procedures	18

PART 11.	OTHER INFORMATION	18

ITEM 1.	Legal Proceedings	18

ITEM 1A.	Risk Factors	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits	23

	SIGNATURES.	24

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Siga Resources, Inc. (pre-exploration stage company) at January 31, 2010 (with comparative figures as at July 31, 2009) and the statement of operations for the three and six months ended January 31, 2010 and 2009 and for the period from January 18, 2007 (date of incorporation) to January 31, 2010 and the statement of cash flows for the six months ended January 31, 2010 and 2009 and for the period from January 18, 2007 (date of incorporation) to January 31, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended January 31, 2010 are not necessarily indicative of the results that can be expected for the year ending July 31, 2010.

SIGA RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	January 31, 2010	July 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ -	$ -

Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 21,742	$ 17,743
Accounts payable – related parties	32,913	28,991

Total Current Liabilities	54,655	46,734

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
43,785,000 shares issued and outstanding	43,785	43,785
Capital in excess of par value	34,215	25,515
Deficit accumulated during the pre-exploration stage	(132,655)	(116,034)

Total Stockholders’ Deficiency	(54,655)	(46,734)

	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For three and six months ended January 31, 2010 and 2009 and for the period from January 18, 2007 (date of inception) to January 31, 2010

(Unaudited – Prepared by Management)

	Three month ended January 31, 2010	Three months ended January 31, 2009	Six months ended January 31, 2010	Six months ended January 31, 2009	From January 18, 2007 (dated of inception) to January 31, 2009

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and auditing	3,500	1,996	7,000	3,546	35,096
Bank charges and interest	-	23	-	45	364
Consulting	-	-	-	-	17,000
Edgarizing	-	-	-	250	2,898
Exploration and staking	-	-	-	-	5,000
Filing fees	-	-	-	-	1,695
Incorporation costs	-	-	-	-	720
Legal	-	(664)	-	-	9,818
Management fees	3,000	3,000	6,000	6,000	36,000
Office	37	-	105	154	2,041
Rent	900	900	1,800	1,800	10,800
Telephone	450	450	900	900	5,400
Transfer agent’s fees	816	-	816	2,690	5,823

NET LOSS FROM OPERATIONS	$ (8,703)	$(5,705)	$ (16,621)	$ (15,385)	$ (132,655)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	43,785,000	43,785,000	43,785,000	43,785,000

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the six months ended January 31, 2010 and 2009 and for the period from January 18, 2007 (date of inception) to January 31, 2010

(Unaudited – Prepared by Management)

	Six months ended January 31, 2010	Six months ended January 31, 2009	From January 18, 2007 (date of inception) to January 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (16,621)	$ (15,385)	$ (132,655)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	3,999	666	21,742
Capital contributions – expenses	8,700	8,700	52,200

Net Cash Provided (Used) in Operations	(3,922)	(6,019)	(58,713)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	3,922	3,994	32,913
Proceeds from issuance of common stock	-	-	25,800

	3,922	3,994	58,713

Net (Decrease) Increase in Cash	-	(2,025)	-

Cash at Beginning of Period	-	2,025	-

CASH AT END OF PERIOD	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements

SIGA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2010

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
January 31, 2010

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - continued

On January 31, 2010 the Company had a net operating loss carry forward of $132,655 for income tax purposes.  The tax benefit of approximately $39,700 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2030.

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
January 31, 2010

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 60% of the common stock issued and have made no interest, demand loans to the Company of $32,913 and have made contributions to capital of $52,200 in the form of expenses paid for the Company.

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
January 31, 2010

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

7.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date to March 10, 2010 and has found no material subsequent events to report.

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

The Bhatt Report recommends a two-phase exploration program to properly evaluate the potential of the claim.  Phase I work will consist of geological mapping and geophysical surveying.  This will involve, among other things, establishing a grid and the creation of maps showing all features of the terrain of our claim. We will create an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we will actually draw a scale map of the area and make notes on it as to the location where anything (e.g. potential mineralization) was found that was of interest.  In the process we will also identify any showings which appear to warrant sampling, i.e. any rock formations that appear to warrant our taking soil and rock samples from the claims to a laboratory where a determination of the elemental make-up of the sample and the exact concentrations of gold and other indicator minerals can be made. We anticipate, based on the estimate contained in the Bhatt Report, that Phase I work will cost approximately$10,900 (Fiji $17,800).  The Valolo Claim is located in a tropical climatic area so the claim can be worked year round. We anticipate starting Phase I before the end of the fall of 2010.

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

Since our business activity is related solely to the exploration and evaluation of the Valolo Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at January 31, 2010, we had working capital deficiency of $54,655.  As can be determined from the following table Siga will require cash injections of $48,767 to enable Siga to meet its anticipated expenses over the next twelve months.   The directors and officers have committed to advance up to a further $25,000 in order that we are adequately funded for the forthcoming twelve months.

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

Our capital commitments for the next twelve months consist of expenses associated with the completion of Phase I of our exploration program, estimated at $10,900.   Including Phase I work, we will have to incur the following estimated expenses over the next twelve months:

Expenses	Amount	Description

Accounting	$ 9,750	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	4,000	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Exploration	10,900	Completion of Phase I
Filing fees	375	Annual fee to the Secretary of State for Nevada
Office	500	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,500	Preparation of share certificates and other documents periodically required by the Company
Estimated expenses	27,025
Accounts Payable – January 31, 2010	21,742	Represents the amounts owed to third party creditors.
Total estimated cash needed	$ 48,767

As indicated above, we intend to offset the cash shortfall of $48,767 by future advances of cash of approximately $25,000 to the Company committed to by our directors and officers.  Nevertheless, the amount advanced by the directors will not be sufficient to ensure all our accounts payable are paid on a timely basis.

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

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss, for the period from the inception of our business on January 18, 2007 to January 31, 2010 of $132,655.  We did not earn any revenues during the aforementioned period.

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

Results of Operations - six months ended January 31, 2010.

For the period from January 18, 2007 (date of inception) to January 31, 2010, we had a net loss of $132,655 and for the six months ended January 31, 2010 we had a net loss of $16,621.  Our loss and the individual expenses incurred are more fully described in the attached Statement of Operations as at January 31, 2010.

Balance Sheet as at January 31, 2010

Total cash and cash equivalents, as at January 31, 2010, was NIL.  Our working capital deficit as at January 31, 2010 was $54,655 when taking into consideration $32,913 owed to related parties.

Our working capital was derived from the completion of an initial seed capital offering to directors, which raised $750 and a second private placement on July 31, 2007 raising a further $25,050.    No revenue was generated during these periods.

Total shareholders’ deficiency as at January 31, 2010 was $54,655.  Total shares outstanding as at January 31, 2010 was 43,785,000.

No shares have been issued subsequent to January 31, 2010.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Arun Kumar, Chief Executive Officer and Rohit Singh, Chief Accounting Officer, they have evaluated the effectiveness of Siga’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at May 31, 2009 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

Under Rule 13a-15(e)/15d-15(e); Regulation S-K, Item 307, the SEC states that “disclosure controls and procedures” have the following characteristics:

●	designed to ensure disclosure of information that is required to be disclosed in the reports that Siga files or submits under the Exchange Act;

●	recorded, processed, summarized and reported with the time period required by the SEC’s rules and forms; and

●	accumulated and communicated to management to allow them to make timely decisions about the required disclosures.

As of January 31, 2010, the management of Siga assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Even though management’s assessment that Siga’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Siga’s financial statements contained in its Quarterly Report on Form 10-Q for the six months ended January 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at January 31, 2010, Siga did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Siga a whistleblower policy is not necessary.

●
Due to a significant number and magnitude of out-of-period adjustments identified during the quarter-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively.   A material weakness in the period-end financial reporting process could result in Siga not been able to meet its regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future.   Management override of existing controls is possible given the small size of the organization and lack of personnel.

●
There is no system in place to review and monitor internal control over financial reporting.  This is due to Siga maintaining an insufficient complement of personal to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 4T.                      CONTROLS AND PROCEDURES

There were no changes in Siga’s internal controls over financial reporting during the six month period  ending January 31, 2010 that have materially affected, or are reasonably likely to material affect, Siga’s internal control over financial reporting;

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

While we were incorporated in 2007, we have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to January 31, 2010, the date of our most recent financial statements is $132,655.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

SIGA RESOURCES, INC.
(Registrant)

Date: March 11, 2010	ARUN KUMAR
Chief Executive Officer, President and Director

Date: March 11, 2010	ROHIT SINGH
Chief Financial Officer, Chief Accounting Officer, Secretary and Director