Form 10-Q
period 2010-04-30
Siga Resources Inc.
filed 2010-06-09
CIK 1386936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

June 1, 2010: 43,785,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at April 30, 2010 and July 31, 2009	4

	Statement of Operations For the three and nine months ended April 30, 2010 and 2009 and for the period January 18, 2007 (Date of Inception) to April 30, 2010	5

	Statement of Cash Flows For the nine months ended April 30, 2010 and 2009 and for the period January 18, 2007 (Date of Inception) to April 30, 2010	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	16

ITEM 4.	Controls and Procedures	17

ITEM 4T.	Controls and Procedures	18

PART 11.	OTHER INFORMATION	18

ITEM 1.	Legal Proceedings	18

ITEM 1A.	Risk Factors	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits	23

	SIGNATURES.	24

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Siga Resources, Inc. (pre-exploration stage company) at April 30, 2010 (with comparative figures as at July 31, 2009) and the statement of operations for the three and nine months ended April 30, 2010 and 2009 and for the period from January 18, 2007 (date of incorporation) to April 30, 2010 and the statement of cash flows for the nine months ended April 30, 2010 and 2009 and for the period from January 18, 2007 (date of incorporation) to April 30, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended April 30, 2010 are not necessarily indicative of the results that can be expected for the year ending July 31, 2010.

SIGA RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	April 30, 2010	July 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ -	$ -

Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 24,742	$ 17,743
Accounts payable – related parties	33,451	28,991

Total Current Liabilities	58,193	46,734

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
43,785,000 shares issued and outstanding	43,785	43,785
Capital in excess of par value	38,565	25,515
Deficit accumulated during the pre-exploration stage	(140,543)	(116,034)

Total Stockholders’ Deficiency	(58,193)	(46,734)

	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For three and nine months ended April 30, 2010 and 2009 and for the period from January 18, 2007 (date of inception) to April 30, 2010

(Unaudited – Prepared by Management)

	Three month ended April 30, 2010	Three months ended April 30, 2009	Nine months ended April 30, 2010	Nine months ended April 30, 2009	From January 18, 2007 (dated of inception) to April 30, 2009

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and auditing	3,500	5,000	10,500	8,546	38,596
Bank charges and interest	-	-	-	45	364
Consulting	-	-	-	-	17,000
Edgarizing	-	-	-	250	2,898
Exploration and staking	-	-	-	-	5,000
Filing fees	-	-	-	-	1,695
Incorporation costs	-	-	-	-	720
Legal	-	-	-	-	9,818
Management fees	3,000	3,000	9,000	9,000	39,000
Office	38	32	143	186	2,079
Rent	900	900	2,700	2,700	11,700
Telephone	450	450	1,350	1,350	5,850
Transfer agent’s fees	-	-	816	2,690	5,823

NET LOSS FROM OPERATIONS	$ (7,888)	$(9,382)	$ (24,509)	$ (24,767)	$ (140,543)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	43,785,000	43,785,000	43,785,000	43,785,000

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the nine months ended April 30, 2010 and 2009 and for the period from January 18, 2007 (date of inception) to April 30, 2010

(Unaudited – Prepared by Management)

	Nine months ended April 30, 2010	Nine months ended April 30, 2009	From January 18, 2007 (date of inception) to April 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (24,509)	$ (24,767)	$ (140,543)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	6,999	5,166	24,742
Capital contributions – expenses	13,050	13,050	56,550

Net Cash Provided (Used) in Operations	(4,460)	(6,551)	(59,251)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	4,460	4,526	33,451
Proceeds from issuance of common stock	-	-	25,800

	4,460	4,526	59,251

Net (Decrease) Increase in Cash	-	(2,025)	-

Cash at Beginning of Period	-	2,025	-

CASH AT END OF PERIOD	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements

SIGA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010

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
April 30, 2010

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - continued

On April 30, 2010 the Company had a net operating loss carry forward of $140,543 for income tax purposes.  The tax benefit of approximately $42,100 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2030.

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

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable.   When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

SIGA RESOURCES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Mineral Property Acquisition Costs

Cost of acquisition and option costs of mineral rights are capitalized upon acquisition.  Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property.   Cost incurred to maintain current production or to maintain assets on a standby basis are charged to operations.   If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.  Costs of abandoned projects are charged to mining costs including related property and equipment costs.   To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Various factors could impact our ability to achieve forecasted production schedules.  Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment.   The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests when proven and probable reserves have been identified, due to lower level of confidence that the identified mineralized material can ultimately be mined economically.

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

SIGA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010

(Unaudited – Prepared by Management)

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

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs might not be recoverable.
4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 60% of the common stock issued and have made no interest, demand loans to the Company of $33,451 and have made contributions to capital of $56,550 in the form of expenses paid for the Company.

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

7.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date up to the date of this report and has found no material subsequent events to report.

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

Property Geology

A belt of volcanic rocks, of the Savura Volcanic Group, underlies the property.  These volcanic rocks are exposed along a wide axial zone of a broad complex.  The presence of these rocks on our property is relevant to us as gold mineralization, at the nearby (approximately 20 miles to the west of our claim) Nasoata Gold Mine, a past producer of gold in commercial quantities, is generally concentrated within extrusive volcanic rocks (of the Savura Volcanic Group) on the walls of large volcanic caldera.

The main igneous intrusions consist of ‘Medrausucu’ consisting of tholetic gabbros, tonalities and tondjhemites.

Theoletic Gabbros, for example, are generally a greenish or dark coloured fine to coarse grained rock. Irregular shaped masses of so called "soda granite" are seen in both sharp and gradational contact with the diorite. The different phases of Medrausucu are exposed from north of the Valolo Gold Claim to just east of the town of Korovou and are principal host rocks for gold veins at the previously mentioned Nasoata Gold Mine.

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

No assurance, however, can be given that any mineralization will be found on the Valolo Claim.

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

As indicated above we will hire subcontractors on an as needed basis. We have not entered into negotiations or contracts with any potential subcontractors.  We do not intend to initiate negotiations or hire anyone until we are nearing the time of commencement of our planned exploration activities.

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

Since our business activity is related solely to the exploration and evaluation of the Valolo Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at April 30, 2010, we had working capital deficiency of $58,193.  As can be determined from the following table Siga will require cash injections of $51,767 to enable Siga to meet its anticipated expenses over the next twelve months.   The directors and officers have committed to advance up to a further $25,000 in order that we are adequately funded for the forthcoming twelve months.

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

Our capital commitments for the next twelve months consist of expenses associated with the completion of Phase I of our exploration program, estimated at $10,900.   Including Phase I work, we will have to incur the following estimated expenses over the next twelve months:

Expenses	Amount	Description

Accounting	$ 9,750	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	4,000	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Exploration	10,900	Completion of Phase I
Filing fees	375	Annual fee to the Secretary of State for Nevada
Office	500	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,500	Preparation of share certificates and other documents periodically required by the Company
Estimated expenses	27,025
Accounts Payable – April 30, 2010	24,742	Represents the amounts owed to third party creditors.
Total estimated cash needed	$ 51,767

As indicated above, we intend to offset the cash shortfall of $51,767 by future advances of cash of approximately $25,000 to the Company committed to by our directors and officers.  Nevertheless, the amount advanced by the directors will not be sufficient to ensure all our accounts payable are paid on a timely basis.

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

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss, for the period from the inception of our business on January 18, 2007 to April 30, 2010 of $140,543.  We did not earn any revenues during the aforementioned period.

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

Results of Operations - nine months ended April 30, 2010.

For the period from January 18, 2007 (date of inception) to April 30, 2010, we had a net loss of $140,543 and for the nine months ended April 30, 2010 we had a net loss of $24,509.  Our loss and the individual expenses incurred are more fully described in the attached Statement of Operations as at April 30, 2010.

Balance Sheet as at April 30, 2010

Total cash and cash equivalents, as at April 30, 2010, was NIL.  Our working capital deficit as at April 30, 2010 was $58,193 when taking into consideration $33,451 owed to related parties.

Our working capital was derived from the completion of an initial seed capital offering to directors, which raised $750 and a second private placement on July 31, 2007 raising a further $25,050.    No revenue was generated during these periods.

Total shareholders’ deficiency as at April 30, 2010 was $58,193.  Total shares outstanding as at April 30, 2010 was 43,785,000.

No shares have been issued subsequent to April 30, 2010.

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

As of April 30, 2010, the management of Siga assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Even though management’s assessment that Siga’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Siga’s financial statements contained in its Quarterly Report on Form 10-Q for the nine months ended April 30, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at April 30, 2010, Siga did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Siga a whistleblower policy is not necessary.

●
Due to a significant number and magnitude of out-of-period adjustments identified during the quarter-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively.   A material weakness in the period-end financial reporting process could result in Siga not being able to meet its regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future.   Management override of existing controls is possible given the small size of the organization and lack of personnel.

●
There is no system in place to review and monitor internal control over financial reporting.  This is due to Siga maintaining an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 4T.                      CONTROLS AND PROCEDURES

There were no changes in Siga’s internal controls over financial reporting during the nine month period  ending April 30, 2010 that have materially affected, or are reasonably likely to material affect, Siga’s internal control over financial reporting.

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Siga is a party or to which the Valolo Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

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

While we were incorporated in 2007, we have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to April 30, 2010, the date of our most recent financial statements is $140,543.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

The possibility of development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists.  We are a small company and do not have much capital.  We must limit our exploration activity unless and until we raise additional capital.  Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors beyond our control.  These factors include, but are not limited to:

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

Even if our property were found to contain a deposit, since we have not put a mineral deposit into production before, we will have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our property into production and our shareholders will lose their entire investment.

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

Our directors and officers currently own 26,250,000 shares of common stock representing approximately 60% of our outstanding shares.  Our directors and officers have registered for resale under an effective registration statement 2,625,000 of their shares.  Assuming that such directors and officers sell their 2,625,000 shares, they will still own 23,625,000 shares of common stock representing approximately 54% of our outstanding shares.  As a result, they will have substantial influence over our operations and can effect certain corporate transactions without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

Forward Looking Statements

In addition to the other information contained in this Form 10-Q, it contains forward-looking statements which involve risk and uncertainties.  When used in this prospectus, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position.  Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results  could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control.  Any reader should review in detail this entire Form 10-Q including financial statements, attachments and risk factors before considering an investment.

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

SIGA RESOURCES, INC.
(Registrant)

Date:	ARUN KUMAR
Chief Executive Officer, President and Director

Date:	ROHIT SINGH
Chief Financial Officer, Chief Accounting Officer, Secretary and Director