Form 10-K
period 2010-07-31
Siga Resources Inc.
filed 2010-11-12
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended July 31, 2010

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________

Commission File Number: 333-145879

SIGA RESOURCES, INC.
(Exact name of registrant as specified in charter)

Nevada	74-3207964
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

1002 Ermine Court
South Lake Tahoe , CA 96150
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number (530) 577-4141

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act        . Yes    X . No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  X  . Yes       . No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     X .  Yes        . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       .  Yes       .  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K        .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer         .                                                                                         Accelerated filer                     .

Non-accelerated filer           . (Do not check if a small reporting company)               Small reporting company      X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes       .  No   X  .

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

October 25, 2010: 43,785,000 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933.   The listed documents should be clearly described for identification purposes.

Contents

PART 1

4

ITEM 1.  BUSINESS

4

ITEM 1A. RISK FACTORS

5

ITEM 1B.  UNRESOLVED STAFF COMMENTS

7

ITEM 2. PROPERTIES

7

ITEM 3.    LEGAL PROCEEDINGS

14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

14

PART II

15

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED    STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES  15

ITEM 6.                      SELECTED FINANCIAL INFORMATION

15

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS  16

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET   RISK

20

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

20

ITEM 9A – CONTROLS AND PROCEDURES

20

ITEM 9A (T) – CONTROLS AND PROCEDURES

21

ITEM 9 B – OTHER INFORMATION

22

PART 111

22

ITEM 10.

22

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

22

ITEM 11.      EXECUTIVE COMPENSATION

24

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  25

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

26

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

27

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

28

SIGNATURES

29

PART 1

ITEM 1.  BUSINESS

History and Organization

Siga Resources, Inc.(“Siga”, the “company” or “we”) was incorporated in the State of Nevada on January 18, 2007, and established a fiscal year end of July 31.  We do not have any subsidiaries, affiliated companies or joint venture partners.

We are a start-up, pre-exploration stage company engaged in the search for gold and related minerals and have not generated any operating revenues since inception.  We have one claim call the Valolo Claim located in Fiji.  On October 14, 2010 we announced an earn-in arrangement on a claim in Hope, British Columbia. We have incurred losses since inception and we must raise additional capital to fund our operations.   There is no assurance we will be able to raise this capital.

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

Our initial holding is a 100% interest in the Valolo Gold Claim located in the Republic of Fiji. Siga acquired the Valolo Claim for the sum of $5,000. On October 14, 2010, we entered into an earn-in agreement with Touchstone Ventures Inc., a British Columbia Company, whereby it can earn an 80% interest in Touchstone Ventures Inc.’s wholly owned subsidiary company, Touchstone Precious Metals Inc., a British Columbia Company (“Touchstone”), by investing ten million Canadian dollars (CAD$10,000,000) for acquisition and development costs. The initial investment is for three hundred and five thousand Canadian dollars (CAD$305,000) to determine and expand the known resource  and provide other information requisite to completing the projects’ production design. Our investment is hereinafter referred to as the Lucky Thirteen Claim.

As of the date of this Form 10K, we have not conducted any exploration work on the Valolo Claim.   We do not have funds sufficient to complete only Phase 1 of a two-phase exploration program recommended for the Valolo Claim.  It is our plan to complete Phase I by no later than the late spring of 2011.

We have no full time employees and our management devotes a small percentage of their time to the affairs of our Company.

Our administrative office is located at 1002 Ermine Court, South Lake Tahoe, CA.   Our telephone number is 530 577-4141.

Presently our outstanding share capital is 43,785,000 common shares.   We have no other type of shares either authorized or issued.

Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report attached to the financial statements dated July 31, 2010.  We have no cash as at July 31, 2010 and have liabilities of $58,195.  Since our inception we have incurred accumulated losses of $140,544.  We anticipate minimum operating expenses for the next twelve months of $452,970 (refer to page 20).  It is extremely unlikely we will earn any revenue for a minimum of 5 years.  We do not have any employees either full or part time.

Siga is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-K and Form 10-Qs.

The shareholders may read and copy any material filed by Siga with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330              1-800-SEC-0330      .   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Siga has filed electronically with the SEC by assessing the website using the following address:   http://www.sec.gov .   Siga has no website at this time.

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

Our auditors' report on our 2010 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to commit to loan or advance capital to us, we believe that if we do not raise additional capital through the issuance of treasury shares, we will be unable to conduct exploration activity and may have to cease operations and go out of business.

2.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property, the Valolo Claim, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of our shareholders’ investment. Similarly, our new Lucky Thirteen Claim calls for us to raise $10 million. If we do not raise these funds we will potentially lose our investment in this agreement, furthermore, the underlying claim may not contain any reserves, and any funds spent on exploration will be lost.

3.	We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We were incorporated in 2007, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to July 31, 2010, the date of our most recent audited financial statements, is $140,544. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

We estimate that, with funding committed by our management combined, we do not have sufficient cash to continue operations for twelve months even if we only carry out Phase I of our planned exploration activity on the Lucky Thirteen Claim.  We are in the pre-exploration stage.  We need to raise additional capital to undertake Phase I.  We may not be able to raise additional funds.  If that occurs we will have to delay exploration or cease our exploration activity and go out of business which will result in the loss of our shareholders’ entire investment in our Company.

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

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of suppliesand certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we are able to raise the requisite capital.  If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

7.

Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration .

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

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, the Valolo Claim, does not have a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. Previous mining exploration activities may have caused environmental damage to the Valolo Claim. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If the Valolo Claim is found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Similar risks and uncertainties and the consequent environmental liabilities are associated with our Lucky Thirteen Claim. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

9.	No matter how much money is spent on our Mineral Claim, the risk is that we might never identify a commercially viable ore reserve.

No matter how much money is spent over the years on the Valolo Claim or the Lucky Thirteen Claim, we might never be able to find a commercially viable ore reserve.  Over the coming years, we could spend a great deal of money on the Valolo Claim and the Lucky Thirteen Claim without finding anything of value.  There is a high probability the Valolo Claim and the Lucky Thirteen Claim do not contain any reserves so any funds spent on exploration will probably be lost.

10.	Even with positive results during exploration, the Mining Claims might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible.  If the cost of extracting any minerals that might be found on the Valolo Claim or the Lucky Thirteen Claim is in excess of the selling price of such minerals, we would not be able to develop the Valolo Claim or the Lucky Thirteen Claim.  Accordingly even if ore reserves were found on the Valolo Claim or the Lucky Thirteen Claim, without sufficient tonnage we would still not be able to economically extract the minerals from the Valolo Claim or the Lucky Thirteen Claim in which case we would have to abandon the Valolo Claim and/or the Lucky Thirteen Claim and seek another mineral property to develop, or cease operations altogether.

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

ITEM 2. PROPERTIES

Our mineral properties are:

Valolo Claim

With funds advanced by one of our directors we identified and acquired a mineral property that we consider holds the potential to contain gold mineralization.  On March 1, 2007 we purchased, for $5,000, the Valolo Gold Claim (hereinafter the “Valolo Claim”) from The Valolo Group, LLC. an independent prospecting company based in Fiji.  The Valolo Claim is situated approximately 9 miles south of the town of Korovou, on the island of Viti Levu, the largest and most populous island in the Republic of Fiji.

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

The main igneous intrusions consist of ‘Medrausucu’  or  theoretic gabbros, tonalities and tondjhemites.

Theoletic Gabbros, for example, are generally are a greenish or dark coloured fine to coarse grained rock. Irregular shaped masses of so called "soda granite" are seen in both sharp and gradational contact with the diorite. The different phases of Medrausucu are exposed from north of the Valolo Gold Claim to just east of the town of Korovou and are principal host rocks for gold veins at the previously active  Nasoata Gold Mine, approximately  20 kilometers away.

On a regional basis the area of Fiji in which the Valolo Claim is located is notable for epi-thermal type gold deposits such as that exploited at the Nasoata Gold Mine. While no mineralization has been reported for the area covered by the Valolo Claim, structures and shear zones affiliated with mineralization on adjacent properties pass through the claim.

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

The Bhatt Report recommends a two-phase exploration program to properly evaluate the potential of the claim.  Phase I work will consist of geological mapping and geophysical surveying.  This will involve, among other things, establishing a grid and the creation of maps showing all features of the terrain of our claim. We will create an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we will actually draw a scale map of the area and make notes on it as to the location where anything (e.g. potential mineralization) was found that was of interest.  In the process we will also identify any showings which appear to warrant sampling, i.e. any rock formations that appear to warrant our taking soil and rock samples from the claims to a laboratory where a determination of the elemental make-up of the sample and the exact concentrations of gold and other indicator minerals can be made. We anticipate, based on the estimate contained in the Bhatt Report, that Phase I work will cost approximately$10,900 (Fiji $17,800).  The Valolo Claim is located in a tropical climatic area so the claim can be worked year round. We anticipate completing Phase I before the end of the late fall of 2010 or early spring of 2011.

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

The proposed budget for the recommended work in FJD 40,500 (US $24,760) is as follows:

Phase I

	Fijian Dollars	U.S. Dollars

1. Geological mapping and Surveying	17,800	$ 10,900

Total Phase I	17,800	$ 10,900

Phase II

1. Geochemical surveying and surface sampling (includes sample collection and assaying)	22,700	$ 13,860

Total Phase II	22,700	$ 13,860

Total Exploration	40,500	$ 24,760

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

 Lucky Thirteen Claim

On September 24, 2010, the Company has entered into an earn-in agreement with Touchstone Ventures Inc., a British Columbia Company, whereby it can earn an 80% interest in Touchstone Ventures Inc.’s wholly owned subsidiary company, Touchstone Precious Metals Inc., a British Columbia Company (“Touchstone”), by investing ten million Canadian dollars (CAD$10,000,000) for acquisition and development costs. The initial investment is for three hundred and five thousand Canadian dollars (CAD$305,000) to determine and confirm the resource and develop other information requisite to completing the projects’ production design.

We will earn 20% of the outstanding capital of TPM upon our subsequent advance of CAD$200,000 to TPM; additional 20% will be earned upon receipt of mining certificate by TPM and advances of a further $4,350,000 to TPM; and an additional 40% upon advances of a further $5,145,000 to TPM. The overriding royalties on the Luck 13 Claim are 3% net smelter. Prior to payment of $1.5 million by TPM to the $1.5 million owed to Peter Osha, the royalty rates are Floating Rate Royalties determined by the price of gold such that when gold is at $500/oz.  the royalty rate is 5%; $750/oz. – 7.5%; and $1,000/oz – 10%.

The Claim is located in the New Westminster Mining Division, British Columbia, Map Number 092H:

Claim Name	Area Tenure	Type	Tenure Number	Expiry Date
Lucky Thirteen	168.157 ha	Placer	523082	December 1, 2010

The Placer Claim is owned 100% by Mr. Peter Osha (B.C. Free Miner #120343) and the Claim is in Good Standing.

Location and Access

The Lucky Thirteen Claim is located approximately 5 kilometers (3 miles) north of Hope British Columbia.  The area where the claim is located is an active mineral exploration and development region with heavy equipment and operators available for hire.  Hope provides all necessary amenities and supplies including, fuel, hardware, drilling companies and assay services.  Access to our Claim is via Trans Canada north from Hope.   Any electrical power that might be required in the foreseeable future could be supplied by BC Hydro grid.

The placer gravel bar that the claim covers is accessible by an existing logging road. The climate is mild year round with the rainy season falling from October to May.

Property Geology

The Lucky Thirteen claim is covered by Tertiary Gravels forming a stratified sequence of cobble and pebble gravels, sands and silts. The total thickness is unknown at this time.

Previous Exploration

The Lucky Thirteen has a history of exploration and minor production attempts going back to the mid 1850s.  Most of this work was poorly documented until the past 3 decades and concentrated generally on free gold.  A series of tests and assays by several operators including the current owner, from various areas and depths have established that the gravels are auriferous, and that the black sand concentrates contain gold and platinum group minerals that may be present in economic amounts.

Proposed Exploration Work – Plan of Operation

The current plan of operations is to grid sample areas of the property by trenching and/or drilling. The material recovered and sampled will be run through an on-site washing and recovery plant. Samples taken representatively will be assayed by qualified assay laboratories, with the information derived used to recommend specific mining areas, design the mining plan itself and determine most efficient recovery methods to be applied to the concentrates derived from the process.

The seismic survey; trenching and  sample program; screen analysis; and assays; is designed to investigate  depth to bedrock, sand and gravel strata, previous workings, and placer mineral continuity. All work will be conducted by local qualified independent professional engineers, mine operators, accountants and administrators.

Phase I Work Program Estimate

Placer Mineral Tenure #52082	Option Deposit	$ 50,000
Placer Mineral Tenure # 523082	Claim to Lease	5,000
Seismic Survey	Frontier GeoScience Ltd.- Russell Hillman P.Eng	33,380
Road Upgrade to CPR Track	Triple O Contracting	10,000
CPR Track Crossing	Triple O Contracting-CPR	10,000
Bonding & Insurance		10,000
Survey-12 Trenches (40' ea) 10' sample increments = 48 samples	Triple O	36,000
48 Samples Processed	Triple O Contracting	36,000
48 Assays		10,000
Pit Design	P.Eng (Mining)	5,000
Process Design	P.Eng (Metallurgical)	5,000
Contingency Reserve		94620
Development Budget Total		$ 305,000

The Operational Budget reflects the current estimated Property Acquisition and Capital and Operating Costs to place the property into production at the earliest possible date. The operational budget detail may be modified as a result of the current recommended work program, however, no increase in estimated costs are anticipated.

Property Acquisition Budget Estimate

Property Acquisition	$ 5,145,000
Operational Budget Estimate
Road	$305,000
Operating Equipment & Buildings	3,477,126
Working Capital	517,290
Professional Fees	225,584
Operational Budget	4,555,000
Total Required Capital	$ 10,000,000

Bulk testing schedule

The following is an estimate to conduct a bulk sampling program on the Lucky Thirteen Property.

•

The test program to consist of a series trenches to a maximum depth of 40 foot minimum.

•

A bulk sample to be taken every 10 feet vertically

•

All trenches will be backfilled upon completion of test.

•

A screening plant will be set up near the excavation.

The overburden will be removed and placed elsewhere on the claim. All gravel material excavated from the trench will be screened to different size fractions. The gravel on each screen will be weighed and the information recorded. The concentrate will be captured, weighed and processed for minerals. In Phase I the gold content of the concentrates will be recovered by a gravity method. The remaining concentrates will be stored and retained for further analysis for other precious metals and by-products in Phase II of the Work Program.

Between each test the screening plant will be washed down and cleaned up before the next test is carried out. The screening plant is then moved forward and the process is repeated. The excavators will then backfill the finished trench doing the reclamation on a continuous basis.

Competitive Factors

The mining industry is highly fragmented. We are competing with many other exploration companies looking for gold. We are among the smallest exploration companies in existence and are an infinitely small participant in the mining business which is the cornerstone of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims. Readily available markets exist for the sale of gold. Therefore, we will likely be able to sell any gold that we are able to recover, in the event commercial quantities are discovered on the Lucky Thirteen Claim.

Government Regulation

Exploration activities are subject to various national, provincial, foreign and local laws and regulations in British Columbia and Canada, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed there under in British Columbia and Canada.

Environmental Regulation

Our exploration activities are subject to various federal, provincial and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our exploration activities are conducted in material compliance with applicable laws and regulations. Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

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

Mineralization

The mineralization contained within the Lucky Thirteen is placer gold and heavy black sands derived from the erosion and subsequent re-deposition over many millennia, of material derived from the current and historic highlands above the Fraser River Drainage. The placer deposits were formed at the point where the erosional processes, (generally water borne but sometimes wind and mass wasting) lost the energy necessary to continue to carry the material further down stream in the drainage system.  The Fraser River has also caused continuing material movement in its annual cycles of varying flows.

Exploration

Exploration has been known in the area since the mid 1850s, but generally has not been via modern methods of mining, washing and concentration.  The current work plan is the first known that will combine current state of the art extraction and processing methods to the auriferous gravels in the Lucky Thirteen area.

Adjacent Properties

There are possible expansions to the project properties in the general area but there is no current intent to add acreage to the project until the deposit is better evaluated.

Recommendations

by T.L. Sadlier-Browm, Professional Geologist

Investment Policies

Siga does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the directors are able to invest.  Presently Siga does not have any cash.

ITEM 3.    LEGAL PROCEEDINGS

There are no legal proceedings to which Siga is a party or to which the Valolo Claim or the Lucky Thirteen is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Siga’s date of inception.  Management hopes to hold an Annual General Meeting of Stockholders during 2011.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED    STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, Siga has not paid any dividends on its common stock, and Siga does not anticipate that it will pay dividends in the foreseeable future.  As at July 31, 2010, Siga had 37 shareholders; two of these shareholders are an officer and director of Siga.

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

Operation Statement Data

		Jan. 18, 2007
		(date of
	For the year	inception)
	ended	to
	July 31, 2010	July 31, 2010
Impairment of mineral claim acquisition	$-	$5000
General and Administrative	24,511	135,544
Net loss from operations	$24,511	$140,544

Weighted average shares outstanding
(basic and fully diluted)	43,785,000
Net loss per share
(basic and fully diluted)	$-

Balance Sheet Data

Cash and cash equivalent	$-
Total assets	$-
Total liabilities	$58,195
Total Shareholders' deficiency	$(58,195)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Corporate Organization and History within the Last Three years

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

To become profitable and competitive, we must invest in the exploration of the Valolo Claim and/or the Lucky Thirteen Claim  before we can start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to fully implement our phased exploration program.   We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the Valolo Claim an/or Lucky Thirteen Claim. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in the Company.  We must raise cash to implement our planned exploration program and stay in business.

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

We estimate we will require $45,018 in cash over the next twelve months, including the cost of planned Phase I exploration work for the Valolo claim during that period.  We also anticipate that we will have to spend at least CAD$305,000 on the Lucky Thirteen claim. We have no cash at the present time.  For a detailed breakdown refer to “Liquidity and Capital Reserves”.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

We may attempt to interest other companies to undertake exploration work on the Valolo Claim and/or the Lucky Thirteen Claim through joint venture arrangement or even the sale of part of the Valolo Claim or the Lucky Thirteen Claim.  Neither of these avenues has been pursued as of the date of this Form 10-K.

Since we do not presently have the requisite funds, we may not be able to do the work under Phase I of the recommended exploration program of the Valolo Claim or the initial phase of the Lucky Thirteen Claim.  We might have to consider a joint venture partner.  If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work. If we are unable to finance additional exploration activities, we do not know what we will do and we do not have any plans to do anything else.  We may have no alternative but to go out of business.

We do not intend to hire any employees at this time. All of the work on the Valolo Claim and the Lucky Thirteen Claim will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

Liquidity and Capital Resources

As of July 31, 2010 our total assets were nil and our total liabilities were $58,195.

Including the cost of completing the exploration phase of our Lucky Thirteen Claim and the Valolo Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

(i)           Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

October 31, 2010	10-Q	9,000	1,000	10,000
January 31, 2011	10-Q	9,000	1,000	10,000
April 30, 2011	10-Q	9,000	1,000	10,000
July 31, 2011	10-K	9,000	10,000	19,000
Estimated total		$ 36,000	$ 4,000	$ 49,000

(ii)           Edgar filing fees

We will be required to file the annual Form 10-K estimated at $250 and the three Form 10-Qs at $250 each for a total cost of $1,000. Additional Form 8-K should cost an additional $1,000.

(iii)           Exploration costs

The projection of cash required over the next twelve months has assumed that the recommended work program will be completed at an estimated cost of $10,900. The Lucky Thirteen Claim has an initial budget of $305.000.

Development Budget
Time to Complete 90 days	Purpose
Placer Mineral Tenure #52082	Option Deposit	$ 50,000
Placer Mineral Tenure # 523082	Claim to Lease	5,000
Seismic Survey	Frontier GeoScience Ltd.- Russell Hillman P.Eng	33,380
Road Upgrade to CPR Track	Triple O Contracting	10,000
CPR Track Crossing	Triple O Contracting-CPR	10,000
Bonding & Insurance		10,000
Survey-12 Trenches (40' ea) 10' sample increments = 48 samples	Triple O	36,000
48 Samples Processed	Triple O Contracting	36,000
48 Assays		10,000
Pit Design	P.Eng (Mining)	5,000
Process Design	P.Eng (Metallurgical)	5,000
Contingency Reserve		94620
Development Budget Total		$ 305,000

(iv)

Filing fees in Nevada

To maintain the Company in good standing in the State of Nevada an annual fee of approximately $375 has been paid to the Secretary of State.

(v)           Office and general

We have estimated a cost of approximately $20,000 for photocopying, printing, fax and delivery, travel, and entertainment.

(vi)           Transfer agent

The annual fee from Holladay Stock Transfer to act as transfer agent for us is $5, 000.

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of July 31, 2010, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Twelve months ended July 31, 2010 and 2009 and for the Period from January 18, 2007 (date of inception) to July 31, 2010.

We incurred accumulated net losses since inception of $140,544 as detailed in the following table:

				From
		Twelve	Twelve	inception
		Months	Months	January
		Ended	Ended	18, 2007 to
Expense	Ref.	July 31, 2010	July 31, 2009	July 31, 2010

Accounting and audit	(i)	$10,500	$15,546	$38,596
Bank charges		-	45	364
Consulting		-	-	17,000
Exploration costs		-	-	5,000
Filing fees		-	-	1,695
Incorporation costs		-	-	720
Legal		-	-	9,818
Management fees	(ii)	9,000	12,000	39,000
Office	(iii)	145	219	2,080
Rent	(iv)	2,700	3,600	11,700
Telephone	(v)	1,350	1,800	5,850
Transfer agent fees	(vi)	816	2,690	5,823
Edgarizing	(vii)	-	250	2,898

Total		$24,511	$36,150	$140,544

(i)           Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the financial statements for the year ended July 31, 2009, as well as for the preparation and review of the financial statements for the three months ended October 31, 2009, the six months ended January 31, 2010,  and the nine months ended April 30, 2010.

(ii)           Management fees

The Company did not pay management fees but realizes there is a cost associated with the directors managing the operations of our Company.

(iii)           Office

Office expenses during the year were mainly for courier, postage, office supplies, etc. in the amount of $145.

(iv)           Rent

We accrued rent similar to management fees with an offsetting entry to Capital in Excess of Par Value totalling $2,700.

 (v)           Telephone

Similar to management fees and rent noted above, we have accrued telephone expense totalling $1,350 with an offsetting entry to Capital in Excess of Par Value.

(vi)           Transfer agent fees

The Company uses the services of Holladay Stock Transfer as its transfer agent.   During the fiscal year ended July 31, 2010 the company paid fees of $816.

(vii)           Edgarizing

There were no Edgarizing expenses during the year.

Balance Sheets

Total cash and cash equivalents, as of July 31, 2010 and July 31, 2009, were both $nil.  Our working capital as at July 31, 2010 and July 31, 2009 were a negative amount of $58,195 and a negative amount of $46,734 respectively.

Total shareholders’ deficiency as of July 31, 2010 was $58,195 and $46,734 as at July 31, 2009. Total shares outstanding as at July 31, 2010 were 43,785,000.

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

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Valolo Claim and the Lucky Thirteen Claim, and

●	other events which we have no control over.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended July 31, 2010 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 9.   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended July 31, 2010, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

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

As of July 31, 2010, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended July 31, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

Management feels the weaknesses identified above, being the latter three, have not had any effect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s )	Age

Edwin G. Morrow 1002 Ermine Court, South Lake Tahoe, CA 96150	Chief Executive Officer, President and Director (1)	65

Robert Malasek Alpenstr. 34a, 82393 IffeldorfGermany	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	42

(1)	Edwin G Morrow was appointed a director on September 14, 2010, President and the Chief Executive Officer on the same day.

(2)	Robert Malasek became a director on September 28, 2010 and was appointed Secretary Treasurer, Chief Financial Officer and Chief Accounting Officer on the same day.

The percentage of common shares beneficially owned, directly or indirectly, or over which control or direction are exercised by the directors and officers of our Company, collectively, is nil.

Background of officers and directors

EDWIN MORROW has been the President and Director of the Company since September 14, 2010.

Mr. Morrow  holds a Bachelor of Science in Geology from Mackay School of Mines, University of Nevada, Reno, with post graduate study in finance and mineral economics.

A  registered Professional Geologist, Mr. Morrow is a member of the Society for Mineral Exploration , has served on the Boards of Directors of several Associations and companies and as an Council Member of the Mineral Industry Advisory Board, University of Nevada, Mackay School of Mines.

Mr. Morrow has worked as an employee or consultant for over 35 years in exploration, development and production in the natural resources area, in multiple commodities. He has held line and executive positions with in the mining and minerals industry with Sonoma Quicksilver, Utah International Inc, InterPace Corporation, Federal Bentonite Corporation, Homestake Mining Company, and Zaruma Resources Inc. (Laminco Resources Inc.). As part of his consulting practice, Mr. Morrow has over 10 years experience in real estate management, including planning, entitlement, permitting, engineering and construction management.

ROBERT MALASEK has been a director and Secretary Treasurer of the Company since Sept 28, 2010. Mr. Malasek currently   serves as a consultant to a variety of clients, including a number of public companies.  He also is serving as the Chief Financial Officer for Naturewell, Inc. to which he was appointed on August 15, 2006. Mr. Malasek had previously served as Controller for NatureWell, Inc.  From 1987 until August 1999 Robert was employed with Starwood Hotel & Resorts Worldwide, Inc. in a number of positions within the accounting department and became Assistant Controller in 1998 until his departure in 1999. Mr. Malasek received his Bachelor of Science in Accountancy from San Diego State University, California in 1998.

None of our officers and directors work full time for our company.  Mr. Morrow spends approximately 40 hours a month on administrative and mining matters.  Mr. Morrow’s time on Company affairs is expected to continue at this pace for the foreseeable future. As Secretary Treasurer, Robert Malasek spends approximately 40 hours per month on corporate matters.

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

Our audit committee is comprised of Edwin Morrow, our President and Chairman of the Audit Committee, and Robert Malasek our Chief Financial Officer and Secretary Treasurer neither of whom are independent.   Mr. Morrow cannot be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B.  Mr. Malasek meet these qualifications.

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

We will have to engage the services of certain consultants to assist in the exploration of our previous mineral claims and to prepare a report on the Valolo Claim and Lucky Thirteen Claim.  Such consultant will responsible for hiring and supervising, the exploration work on the Company’s claims in the near future.  This individual will be responsible for the completion of the geological work and, therefore, will be an integral part of our operations although he or she will not be considered an employee either on a full time or part time basis.  This is because our exploration programs will not last more than a few weeks and once completed this individual will no longer be required.  We have not identified any individual who would work as a consultant for us.

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

ITEM 11.      EXECUTIVE COMPENSATION

Compensation to our directors and officers was paid as follows:

Summary Compensation Table

Long Term Compensation
	Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compen sation ($)

Arun Kumar President, CEO and Director	2008 2009 2010	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Rohit Singh Secretary Treasurer, CFO and Director	2008 2009 2010	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Edwin G. Morrow President, CEO and Director	2008 2009 2010	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Robert Malasek Secretary Treasurer, CFO and Director	2008 2009 2010	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

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

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at November 10, 2010, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Arun Kumar #8 Nairal Rd., Raiwai,Suva, Fiji	17,500,000	39.97%

Common Stock	Rohit Singh Narata, Nausori, GPO, Box 1004, Suva, Fiji	8,750,000	19.98%

Common Stock	Greater than 5% shareholders as a Group(2 persons)	26,250,000	59.95%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

Conflicts of Interest

Ed Morrow is a director of Liberty Coal Energy Inc. in which he spends approximately 10% of his time. Otherwise none of our officers and directors is a director or officer of any other company involved in the mining industry.  However, there can be no assurance such involvement in other companies in the mining industry will not occur in the future.  Such potential future involvement could create a conflict of interest.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)            Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended July 31, 2010 for professional services for the review of the quarterly financial statements as at October  31, 2009, January 31, 2010 and April 30, 2010, annual financial statements as of July 31, 2010 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500 for each of the quarters ended October 31, 2009, January 31, 2010 and April 30, 2010 and $3,500 for the audit of July 31, 2010.

(2)            Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Siga’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)            Tax Fees

The aggregate fees billed in July 31, 2010 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)            All Other Fees

During the period from inceptions to July 31, 2010 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

3 (i)	Articles of Incorporation (incorporated by reference from Siga’s registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

3 (ii)	By-laws (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

4	Stock Specimen (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.0	Transfer Agent and Registrar Agreement (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.1	Corporate Acquisition Agreement between Siga, Touchstone Ventures Ltd, and Touchstone Precious Metals, Inc dated September 24, 2010

10.2	Letter Agreement dated May 15, 2010 between Peter Osha and Touchstone Precious Metals, Inc. regarding the Option to Purchase the Lucky Thirteen Claim from Peter Osha.

10.3	Extension Agreement dated October 14, 2010 between Peter Osha, Touchstone Ventures Ltd, Touchstone Precious Metals Inc., and Siga Resources Inc.

Financial Statements.   The following financial statements are included in this report:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA RESOURCES, INC.

(Registrant)

By: /s/ EDWIN G. MORROW

Edwin Morrow

Chief Executive Officer,

President and Director

Date:  November 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By: /s/ EDWIN G. MORROW

Chief Executive Officer,

President and Director

  Date: November 10, 2010

By: /s/ ROBERT MALASEK

Chief Financial Officer,

 and Director

Date:  November 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Siga Resources, Inc.

(A Pre-Exploration Stage Company)

We have audited the accompanying balance sheets of Siga Resources, Inc. (a Pre-Exploration Stage Company) (the Company) as of July 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ deficiency, and cash flows for each of the years in the two-year period ended July 31, 2010, and for the period from January 18, 2007 (date of inception) to July 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siga Resources, Inc. (a Pre-Exploration Stage Company) as of July 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2010, and for the period from January 18, 2007 (date of inception) to July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah

November 10, 2010

SIGA RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

	July 31, 2010	July 31, 2009

ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$58,195	$17,743
Accounts payable-related parties	-	28,991

Total Current Liabilities	58,195	46,734

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
43,785,000 shares issued and outstanding (Note 6)	43,785	43,785
Capital in excess of par value	38,564	25,515
Deficit accumulated during the pre-exploration stage	(140,544)	(116,034)

Total Stockholders’ Deficiency	(58,195)	(46,734)

	$-	$-

The accompanying notes are an integral part of these financial statements.

SIGA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS
For the years ended July 31, 2010 and 2009
and for the period from January 18, 2007 (date of inception) to July 31, 2010
			Jan. 18, 2007
	July 31, 2010	July 31, 2009	to July 31 , 2010

REVENUES	$-	$-	$-

EXPENSES

Impairment loss on mineral claim acquisition costs (Note 3)	-	-	5,000
General and Administrative	24,511	36,149	135,544

NET LOSS	$24,511	$36,149	$140,544

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and fully diluted	43,785,000	43,785,000

The accompanying notes are an integral part of these financial statements.

SIGA RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Period January 18, 2007 (date of inception) to July 31, 2010

	Common	Stock	Capital in
	Shares	Amount	Excess of Par Value	Accumulated Deficit

Balance January 18, 2007	-	$-	$-	$-

Issuance of common shares for cash – July 11, 2007	26,250,000	26,250	(25,500)	-

Issuance of common shares for cash – July 31, 2007	17,535,000	17,535	7,515	-

Capital contributions - noncash expenses	-	-	8,700	-

Net loss for the period January 18,2007(date of inception) to July 31, 2007	-	-	-	(22,659)

Balance as of July 31, 2007	43,785,000	43,785	(9,285)	(22,659)

Capital contributions - noncash expenses	-	-	17,400	-

Net loss for the year ended July 31, 2008	-	-	-	(57,224)

Balance as of July 31, 2008	43,785,000	43,785	8,115	(79,883)

Capital contributions - noncash expenses	-	-	17,400	-

Net loss for the year ended July 31, 2009	-	-	-	(36,150)

Balance as of July 31, 2009	43,785,000	43,785	25,515	(116,033)

Capital contributions - noncash expenses	-	-	13,049	-

Net loss for the year ended July 31, 2010	-	-	-	(24,511)

Balance as of July 31, 2010	43,785,000	$43,785	$38,564	$(140,544)

The accompanying notes are an integral part of these financial statements

SIGA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the years ended July 31, 2010 and 2009
and for the period from January 18, 2007 (date of inception) to July 31, 2010

			January 18, 2007
	July 31, 2010	July 31, 2009	to July 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(24,511)	$(36,149)	$(140,544)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions - noncash expenses	13,049	17,400	56,550
Changes in accounts payable	7,000	5,667	24,743

Net Cash (Used in) Operating Activities	(4,462)	(13,082)	(59,251)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	4,462	11,059	33,451
Proceeds from issuance of common stock	-	-	25,800

Net Cash provided by Financing Activities	4,462	11,059	59,251

Net Increase (Decrease) in Cash	-	(2,023)	-

Cash at Beginning of Year	-	2,025	-

CASH AT END OF YEAR	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES
Capital contributions – noncash expenses	$13,049	$17,400	$56,550

The accompanying notes are an integral part of these financial statements

SIGA RESOURCES, INC.

(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2010

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

SIGA RESOURCES, INC.

(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2010

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

As of July 31, 2010, the Company had a net operating loss carry forward of $140,544 for income tax purposes.  The tax benefit of approximately $42,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses begin to expire in 2027.

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

July 31, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Mineral Property Costs

The Company is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Reclassifications

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

SIGA RESOURCES, INC.

(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2010

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 60% of the common stock issued, have made advances to the Company of $33,452, and have made contributions to capital of $56,550 in the form of noncash expenses. The advances from directors were assigned to a third party on May 31, 2010.

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

SIGA RESOURCES, INC.

(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2010

7.           SUBSEQUENT EVENT

On September 24, 2010, the Company has entered into an earn-in agreement with Touchstone Ventures Inc., a British Columbia Company, whereby it can earn an 80% interest in Touchstone Ventures Inc.’s wholly owned subsidiary company, Touchstone Precious Metals Inc., a British Columbia Company (“Touchstone”), by investing ten million Canadian dollars (CAD$10,000,000) for acquisition and development costs. The initial investment is for three hundred and five thousand Canadian dollars (CAD$305,000) to determine and confirm the resource and develop other information requisite to completing the projects’ production design.

The Company has evaluated subsequent events through November 10, 2010.