Form 10-Q
period 2010-10-31
Siga Resources Inc.
filed 2010-12-15
CIK 1386936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE
    ACT OF 1934

                  For the quarter period ended October 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE
    ACT OF 1934

           For the transition period form ____________ to ____________

                        Commission File number 333-145879


                              SIGA RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                         74-3207964
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

             1002 Ermine Court, South Lake Tahoe, California, 96150
                    (Address of principal executive offices)

                                 (530) 577-4141
                         (Registrant's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer" and "small reporting company" Rule 12b-2 of the Exchange Act.

Large  accelerated  filer [ ]                      Accelerated  filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court. Yes ? No ?

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

November 22, 2010: 43,785,000 common shares

                                                                     Page Number
                                                                     -----------

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements (unaudited)                                   3

     Balance Sheet as at October 31, 2010 and July 31, 2009                 4

     Statement of Operations
     For the three months ended October 31, 2010 and 2009 and for the
     period January 18, 2007 (Date of Inception) to October 31, 2010        5

     Statement of Cash Flows
     For the three months ended October 31, 2010 and 2009 and for the
     period January 18, 2007 (Date of Inception) to October 31, 2010        6

     Notes to the Financial Statements.                                     7

ITEM 2.  Management's Discussion and Analysis of Financial Conditions
         and Results of Operations                                         11

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk         19

ITEM 4.  Controls and Procedures                                           20

ITEM 4T. Controls and Procedures                                           21

PART II. OTHER INFORMATION                                                 21

ITEM 1.  Legal Proceedings                                                 21

ITEM 1A. Risk Factors                                                      25

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds       25

ITEM 3.  Defaults Upon Senior Securities                                   25

ITEM 4.  Submission of Matters to a Vote of Security Holders               25

ITEM 5.  Other Information                                                 25

ITEM 6.  Exhibits                                                          26

SIGNATURES                                                                 27

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Siga Resources, Inc. (pre-exploration stage company) at October 31, 2010 (with comparative figures as at July 31, 2009) and the statement of operations for the three months ended October 31, 2010 and 2009 and for the period from January 18, 2007 (date of incorporation) to October 31, 2010 and the statement of cash flows for the three months ended October 31, 2010 and 2009 and for the period from January 18, 2007 (date of incorporation) to October 31, 2010 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended October 31, 2010 are not necessarily indicative of the results that can be expected for the year ending July 31, 2011.

                              SIGA RESOURCES, INC.
                         (Pre-exploration Stage Company)
                                 BALANCE SHEETS

                                                                (Unaudited)
                                                                October 31,           July 31,
                                                                   2010                 2010
                                                                ----------           ----------
ASSETS

CURRENT ASSETS
  Cash                                                          $    1,990           $       --
                                                                ----------           ----------

Total Current Assets                                            $    1,990           $       --
                                                                ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                              $   64,529           $   58,195
  Advances - related parties                                         2,000                   --
                                                                ----------           ----------

Total Current Liabilities                                           60,529               58,195
                                                                ----------           ----------

STOCKHOLDERS' DEFICIENCY
  Common stock
   500,000,000 shares authorized, at $0.001 par value;
   43,785,000 shares issued and outstanding                         43,785               43,785
  Capital in excess of par value                                    38,565               38,564
  Deficit accumulated during the pre-exploration stage            (146,889)            (140,544)
                                                                ----------           ----------

Total Stockholders' Deficiency                                     (64,539)             (58,195)
                                                                ----------           ----------

                                                                $    1,990           $       --
                                                                ==========           ==========

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                              SIGA RESOURCES, INC.
                         (Pre-exploration Stage Company)
                             STATEMENT OF OPERATIONS
    For three months ended October 31, 2010 and 2009 and for the period from
            January 18, 2007 (date of inception) to October 31, 2010
                                   (Unaudited)

                                                                                          From
                                                                                     January 18, 2007
                                        Three month            Three months             (dated of
                                           ended                  ended               inception) to
                                         October 31,            October 31,            October 31,
                                            2010                   2009                   2010
                                        ------------           ------------           ------------
REVENUES                                $         --           $         --           $         --
                                        ------------           ------------           ------------
EXPENSES
  Accounting and auditing                         --                  3,500                 38,596
  Bank charges and interest                        9                     --                    373
  Consulting                                      --                     --                 17,000
  Edgarizing                                      --                     --                  2,898
  Impairment of mineral claims                    --                     --                  5,000
  Filing fees                                     --                     --                  1,695
  Incorporation costs                             --                     --                    720
  Legal                                          300                     --                 10,118
  Management fees                              6,000                  3,000                 45,000
  Office                                          35                     68                  2,115
  Rent                                            --                    900                 11,700
  Telephone                                       --                    450                  5,850
  Transfer agent's fees                           --                     --                  5,823
                                        ------------           ------------           ------------

NET LOSS FROM  OPERATIONS               $     (6,344)          $     (7,918)          $   (146,888)
                                        ============           ============           ============

NET LOSS PER COMMON SHARE
Basic and diluted                       $      (0.00)          $      (0.00)
                                        ============           ============

AVERAGE OUTSTANDING  SHARES
  Basic                                   43,785,000             43,785,000
                                        ============           ============

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                              SIGA RESOURCES, INC.
                         (Pre-exploration Stage Company)
                             STATEMENT OF CASH FLOWS
  For the three months ended October 31, 2010 and 2009 and for the period from
            January 18, 2007 (date of inception) to October 31, 2010
                                   (Unaudited)

                                                                                         From
                                                                                    January 18, 2007
                                             Three month         Three months          (dated of
                                                ended               ended            inception) to
                                              October 31,         October 31,         October 31,
                                                 2010                2009                2010
                                               ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $  (6,344)          $  (7,918)          $(146,888)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Changes in accounts payable                   6,334                 999              64,528
     Capital contributions - expenses                 --               4,350              56,550
                                               ---------           ---------           ---------

Net Cash  Provided (Used) in Operations              (10)             (2,569)            (25,810)
                                               ---------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:                 --                  --                  --
                                               ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related parties                    2,000               2,569               2,000
  Proceeds from issuance of common stock              --                  --              25,800
                                               ---------           ---------           ---------

                                                   2,000               2,569              27,800
                                               ---------           ---------           ---------

Net (Decrease) Increase in Cash                    1,990                  --               1,990

Cash at Beginning of Period                           --                  --                  --
                                               ---------           ---------           ---------

CASH AT END OF PERIOD                          $   1,990           $      --           $   1,990
                                               =========           =========           =========

                 The accompanying notes are an integral part of
                      these unaudited financial statements

                              SIGA RESOURCES, INC.
                         (Pre-exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2010
                      (Unaudited - Prepared by Management)


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

                              SIGA RESOURCES, INC.
                         (Pre-exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2010
                      (Unaudited - Prepared by Management)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Income Taxes - continued

On October 31, 2010 the Company had a net operating loss carry forward of $146,889 for income tax purposes. The tax benefit of approximately $44,100 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses will expire on 2031.

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

                              SIGA RESOURCES, INC.
                         (Pre-exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2010
                      (Unaudited - Prepared by Management)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Mineral Property Acquisition Costs

Cost of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Cost incurred to maintain current production, to maintain assets on a standby basis, or for general exploration, are charged to operations as incurred. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                              SIGA RESOURCES, INC.
                         (Pre-exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2010
                      (Unaudited - Prepared by Management)


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

On September 24, 2010, the Company has entered into an earn-in agreement with Touchstone Ventures Inc., a British Columbia Company, whereby it can earn an 80% interest in Touchstone Ventures Inc.'s wholly owned subsidiary company, Touchstone Precious Metals Inc., a British Columbia Company ("Touchstone"), by investing ten million Canadian dollars (CAD$10,000,000) for acquisition and development costs. The initial investment is for three hundred and five thousand Canadian dollars (CAD$305,000) to determine and confirm the resource and develop other information requisite to completing the projects' production design.

4. RELATED PARTY TRANSACTIONS

Officers-directors have acquired 60% of the common stock issued, have made advances to the Company of $2,000 during the three months ended October 31, 2010, and have made contributions to capital of $56,550 in the form of noncash expenses. Total advances from Directors of $35,451 were assigned to a third party on May 31, 2010.

5. CAPITAL STOCK

On July 11, 2007, Company completed a private placement consisting of 26,250,000 post split common shares sold to directors and officers for a total consideration of $750. On July 31, 2007, the Company completed a private placement of 17,535,000 post split common shares for a total consideration of $25,050. On January 16, 2008, the directors of the Company approved a resolution to forward split the common shares of the Company based on a 35 new shares for each old share held by the shareholders ("Forward Split"). As a result of the Forward Split the common shares increased from 1,251,000 common shares with a par value of $0.001 per share to 43,785,000 common shares with a par value of $0.001 per share. All share references in these financial statements have been retroactively adjusted for this Forward Split.

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

7. SUBSEQUENT EVENTS

On November 15, 2010, the Company issued 200,000 shares to the directors for services valued at $90,000. The Company has evaluated subsequent events through December 14, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Siga Resources, Inc. ("Siga") and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

We were incorporated in the State of Nevada on January 18, 2007, and established a fiscal year end of July 31. We do not have any subsidiaries, affiliated companies or joint venture partners.

We are a start-up, pre-exploration stage company engaged in the search for gold and related minerals and have not generated any operating revenues since inception. We have one claim called the Valolo Claim located in Fiji. We are in the process of acquiring another claim called the Lucky Thirteen Claim located near Hope, British Columbia, Canada. We have incurred losses since inception and we must raise additional capital to fund our operations. There is no assurance we will be able to raise this capital.

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

Our sole holding is a 100% interest in the Valolo Gold Claim located in the Republic of Fiji. Siga acquired the Valolo Claim for the sum of $5,000. We are in the process of acquiring an additional claim near Hope, British Columbia called the Lucky Thirteen Claim.

As of the date of this Form 10-Q, we have not conducted any exploration work on either Claim. We do not have funds sufficient to complete Phase 1 of a two-phase exploration program recommended for the Valolo Claim. Nevertheless, we are hoping to start Phase I by no later than the late spring of 2010 through advances from our directors.

We have no full time employees and our management devotes a small percentage of their time to the affairs of Siga.

Our administrative office is located at 1002 Ermine Court, South Lake Tahoe, California, 96150 . Our telephone number is (530) 577-4141.

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

The claim's terrain is rugged with elevations ranging from of 1,420 feet to 2,650 feet. Tropical mountain forests grow at lower elevations in the northeast corner of the claim and good rock exposure is found along the peaks and ridges in the eastern portion of the claim. The climate is mild year round with the rainy season falling from May to October.

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

The main igneous intrusions consist of `Medrausucu' consisting of tholetic gabbros, tonalities and tondjhemites. Theoletic Gabbros, for example, are generally a greenish or dark coloured fine to coarse grained rock. Irregular shaped masses of so called "soda granite" are seen in both sharp and gradational contact with the diorite. The different phases of Medrausucu are exposed from north of the Valolo Gold Claim to just east of the town of Korovou and are principal host rocks for gold veins at the previously mentioned Nasoata Gold Mine.

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

However, numerous showings of mineralization have been discovered in the area and several prospects in the area have achieved significant gold production (an aggregate of 1.11 million ounces of gold reported between 1956 and 2002) in the past. The same rock units, of the Savura Volcanic Group that are found at those mineral occurrences underlie our claim. The Bhatt' Report has concluded that further exploration of the Valolo Claim is warranted.

No assurance, however, can be given that any mineralization will be found on the Valolo Claim.

PROPOSED EXPLORATION WORK - PLAN OF OPERATION

The Bhatt' Report recommends a phased exploration program to properly evaluate the potential of the Valolo Claim . Mr. Bhatt is a registered member in good standing of the Geological Society of Fiji. He is a graduate of University of Queensland, Brisbane, Australia with both a Bachelor of Science degree, Geology
(1971) and a Master of Science (1975). Mr. Bhatt has practiced his profession as a geologist for over 33 years. He visited our claim in March 2007.

We must conduct exploration to determine what minerals exist on our property and whether they can be economically extracted and profitably processed. We plan to proceed with exploration of the Valolo Claim by completing Phase I of the work recommended in the Bhatt Report, in order to begin determining the potential for discovering commercially exploitable deposits of gold on our claim.

We have not discovered any ores or reserves on the Valolo Claim. Our planned Phase I work is exploratory in nature.

The Bhatt Report recommends a two-phase exploration program to properly evaluate the potential of the claim. Phase I work will consist of geological mapping and geophysical surveying. This will involve, among other things, establishing a grid and the creation of maps showing all features of the terrain of our claim. We will create an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we will actually draw a scale map of the area and make notes on it as to the location where anything (e.g. potential mineralization) was found that was of interest. In the process we will also identify any showings which appear to warrant sampling, i.e. any rock formations that appear to warrant our taking soil and rock samples from the claims to a laboratory where a determination of the elemental make-up of the sample and the exact concentrations of gold and other indicator minerals can be made. We anticipate, based on the estimate contained in the Bhatt Report, that Phase I work will cost approximately$10,900 (Fiji $17,800). The Valolo Claim is located in a tropical climatic area so the claim can be worked year round. We anticipate starting Phase I before the end of the fall of 2011.

Should Phase I results warrant further work, and provided we are able to raise additional funds to undertake additional work on the Valolo Claim, we would undertake the Phase II work recommended in the Bhatt' Report. The Phase II geochemical and surface sampling work would be designed to compare the relative concentrations of gold and other indicator minerals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance.

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

 LUCKY THIRTEEN CLAIM

On September 24, 2010, the Company has entered into an earn-in agreement with Touchstone Ventures Inc., a British Columbia Company, whereby it can earn an 80% interest in Touchstone Ventures Inc.'s wholly owned subsidiary company, Touchstone Precious Metals Inc., a British Columbia Company ("Touchstone"), by investing ten million Canadian dollars (CAD$10,000,000) for acquisition and development costs. The initial investment is for three hundred and five thousand Canadian dollars (CAD$305,000) to determine and confirm the resource and develop other information requisite to completing the projects' production design.

We will earn 20% of the outstanding capital of TPM upon our subsequent advance of CAD$200,000 to TPM; additional 20% will be earned upon receipt of mining certificate by TPM and advances of a further $4,350,000 to TPM; and an additional 40% upon advances of a further $5,145,000 to TPM. The overriding royalties on the Luck 13 Claim are 3% net smelter. Prior to payment of $1.5 million by TPM to the $1.5 million owed to Peter Osha, the royalty rates are Floating Rate Royalties determined by the price of gold such that when gold is at $500/oz. the royalty rate is 5%; $750/oz. - 7.5%; and $1,000/oz - 10%.

The Claim is located in the New Westminster Mining Division, British Columbia, Map Number 092H:

Claim Name           Area Tenure      Type      Tenure Number      Expiry Date
----------           -----------      ----      -------------      -----------
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

PROPOSED EXPLORATION WORK - PLAN OF OPERATION
The current plan of operations is to grid sample areas of the property by trenching and/or drilling. The material recovered and sampled will be run through an on-site washing and recovery plant. Samples taken representatively will be assayed by qualified assay laboratories, with the information derived used to recommend specific mining areas, design the mining plan itself and determine most efficient recovery methods to be applied to the concentrates derived from the process.

The seismic survey; trenching and sample program; screen analysis; and assays; is designed to investigate depth to bedrock, sand and gravel strata, previous workings, and placer mineral continuity. All work will be conducted by local qualified independent professional engineers, mine operators, accountants and administrators.

PHASE I WORK PROGRAM ESTIMATE

Placer Mineral Tenure #52082          Option Deposit                     50,000
Placer Mineral Tenure # 523082        Claim to Lease                      5,000
                                      Frontier GeoScience Ltd.-
Seismic Survey                        Russell Hillman P.Eng              33,380
Road Upgrade to CPR Track             Triple O Contracting               10,000
CPR Track Crossing                    Triple O Contracting-CPR           10,000
Bonding & Insurance                                                      10,000
Survey-12 Trenches (40' ea) 10'
 sample increments = 48 samples       Triple O                           36,000
48 Samples Processed                  Triple O Contracting               36,000
48 Assays                                                                10,000
Pit Design                            P.Eng (Mining)                      5,000
Process Design                        P.Eng (Metallurgical)               5,000
Contingency Reserve                                                       94620
                                                                       --------
DEVELOPMENT BUDGET TOTAL                                               $305,000
                                                                       ========

 The Operational Budget reflects the current estimated Property Acquisition and Capital and Operating Costs to place the property into production at the earliest possible date. The operational budget detail may be modified as a result of the current recommended work program, however, no increase in estimated costs are anticipated.

PROPERTY ACQUISITION BUDGET ESTIMATE

Property Acquisition                                                $ 5,145,000
Operational Budget Estimate
Road                                                                   $305,000
Operating Equipment & Buildings                                       3,477,126
Working Capital                                                         517,290
Professional Fees                                                       225,584
Operational Budget                                                    4,555,000
                                                                    -----------
Total Required Capital                                              $10,000,000
                                                                    ===========

BULK TESTING SCHEDULE

The following is an estimate to conduct a bulk sampling program on the Lucky Thirteen Property.

     * The test program to consist of a series trenches to a maximum depth of 40 foot minimum.
     *    A bulk sample to be taken every 10 feet vertically
     *    All trenches will be backfilled upon completion of test.
     *    A screening plant will be set up near the excavation.

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

RECOMMENDATIONS BY
T.L. Sadlier-Browm, PROFESSIONAL GEOLOGIST LIQUIDITY AND CAPITAL RESOURCES

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

Since our business activity is related solely to the exploration and evaluation of the Valolo Claim and Lucky Thirteen Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As at October 31, 2010, we had working capital deficiency of $64,539. As can be determined from the following table Siga will require cash injections of $458,804 to enable Siga to meet its anticipated expenses over the next twelve months.

Our future financial success will be dependent on the success of the exploration work on the Valolo Claim and the Lucky Thirteen Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any mineralization, if any, which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Republic of Fiji, the Province of British Columbia, Canada and foreign exchange rates.

Including the cost of completing the exploration phase of our Lucky Thirteen Claim and the Valolo Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

                                                                   Estimated
        Expense                                         Ref.         Amount
        -------                                         ----         ------

Accounting and audit                                     (i)        $ 49,000
Edgar filing fees                                       (ii)           2,000
Exploration costs                                      (iii)         315,900
Filing fees - Nevada; Securities of State               (iv)             375
Office and general expenses                              (v)          20,000
Transfer agent fees                                     (vi)           5,000
                                                                    --------
Estimated expenses for the next  twelve months                       392,275
                                                                    --------
Account payable as at October 31, 2010                                66,529
                                                                    --------
Cash required for the next twelve months                            $458,804
                                                                    ========

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of October 31, 2010, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

Should we be successful in our initial exploration activities, in order to become profitable and competitive, we anticipate the need to invest considerable time and capital in the exploration of our property before we could start production of any minerals we may find. We must obtain additional equity or debt financing to provide the capital required to fully implement our phased exploration program . We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

OVERVIEW

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss, for the period from the inception of our business on January 18, 2007 to October 31, 2010 of $146,888. We did not earn any revenues during the aforementioned period.

Our financial statements included in this Form 10-Q have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits in the Valolo Claim or the Lucky Thirteen Claim until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.

RESULTS OF OPERATIONS - THREE MONTHS ENDED OCTOBER 31, 2010.
For the period from January 18, 2007 (date of inception) to October 31, 2010, we had a net loss of $146,888 and for the three months ended October 31, 2010 we had a net loss of $6,345. Our loss and the individual expenses incurred are more fully described in the attached Statement of Operations as at October 31, 2010.

BALANCE SHEET AS AT OCTOBER 31, 2010

Total cash and cash equivalents, as at October 31, 2010, was $1,990. Our working capital deficit as at October 31, 2010 was $64,539 when taking into consideration $2,000 owed to related parties.

Our working capital was derived from the completion of an initial seed capital offering to directors, which raised $750 and a second private placement on July 31, 2007 raising a further $25,050. No revenue was generated during these periods.

Total stockholders' deficiency as at October 31, 2010 was $64,539. Total shares outstanding as at October 31, 2010 was 43,785,000.

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

In the future our common stock trading price might be volatile with wide fluctuations. Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

     * our variations in our operations results, either quarterly or annually;
     * trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;
     * the exploration results on the Valolo claim and/or Lucky Thirteen claim, and
     *    other events which we have no control over.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance. In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company. Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

TRENDS

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, as more fully described under `Risk Factors'.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Edwin Morrow, Chief Executive Officer and Robert Malasek, Chief Accounting Officer, they have evaluated the effectiveness of Siga's disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at May 31, 2009 (the "Evaluation Date"). Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

Under Rule 13a-15(e)/15d-15(e); Regulation S-K, Item 307, the SEC states that "disclosure controls and procedures" have the following characteristics:

     * designed to ensure disclosure of information that is required to be disclosed in the reports that Siga files or submits under the Exchange Act;
     * recorded, processed, summarized and reported with the time period required by the SEC's rules and forms; and
     * accumulated and communicated to management to allow them to make timely decisions about the required disclosures.

As of October 31, 2010, the management of Siga assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

Even though management's assessment that Siga's internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Siga's financial statements contained in its Quarterly Report on Form 10-Q for the three months ended October 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

MATERIAL WEAKNESSES

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

     * As at October 31, 2010, Siga did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent "financial expert" on the committee. Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it. Due to the small size of Siga a whistleblower policy is not necessary.
     * Due to a significant number and magnitude of out-of-period adjustments identified during the quarter-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in Siga not being able to meet its regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.
     * There is no system in place to review and monitor internal control over financial reporting. This is due to Siga maintaining an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

There were no changes in Siga's internal controls over financial reporting during the nine month period ending October 31, 2010 that have materially affected, or are reasonably likely to material affect, Siga's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which Siga is a party or to which the Valolo Gold Claim or the Lucky Thirteen Claim is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

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

While we were incorporated in 2007, we have not yet conducted any exploration activities. We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. Our net loss from inception to October 31, 2010, the date of our most recent financial statements is $146,889. Our ability to achieve profitability and positive cash flow in the future is dependent upon

     *    our ability to locate a profitable mineral property
     *    our ability to locate an economic ore reserve
     *    our ability to develop and profitably mine a mineral property
     *    our ability to generate revenues
     *    our ability to reduce exploration costs.

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

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our properties, the Valolo Claim and the Lucky Thirteen Claim, do not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of our shareholders' investment.

ALTHOUGH SOME OF OUR OFFICERS AND DIRECTORS HAVE TECHNICAL TRAINING AND EXPERIENCE IN STARTING, AND OPERATING AN EXPLORATION COMPANY AND IN MANAGING A PUBLIC COMPANY, WE WILL STILL HAVE TO HIRE QUALIFIED PERSONNEL TO FULFILL THESE ADDITIONAL FUNCTIONS. IF WE LACK FUNDS TO RETAIN SUCH PERSONNEL, OR CANNOT LOCATE QUALIFIED PERSONNEL, WE MAY HAVE TO SUSPEND OR CEASE EXPLORATION ACTIVITY OR CEASE OPERATIONS WHICH WILL RESULT IN THE LOSS OF YOUR INVESTMENT.

IF WE DON'T RAISE ENOUGH CAPITAL FOR EXPLORATION, WE WILL HAVE TO DELAY EXPLORATION OR GO OUT OF BUSINESS, WHICH WILL RESULT IN THE LOSS OF OUR SHAREHOLDERS' INVESTMENT.

We estimate that, with funding committed by our management combined with our cash on hand, we do not have sufficient cash to continue operations for twelve months even if we only carry out Phase I of our planned exploration activity. We are in the pre-exploration stage. We need to raise additional capital to undertake Phase I. We may not be able to raise additional funds. If that occurs we will have to delay exploration or cease our exploration activity and go out of business which will result in the loss of our shareholders' entire investment in our Company.

SINCE WE ARE SMALL AND HAVE LIMITED CAPITAL, WE MUST LIMIT OUR EXPLORATION AND AS A RESULT MAY NOT FIND AN ORE BODY . WITHOUT AN ORE BODY, WE CANNOT GENERATE REVENUES.

The possibility of development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists. We are a small company and do not have much capital. We must limit our exploration activity unless and until we raise additional capital. Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors beyond our control. These factors include, but are not limited to:

     *    Market prices for the minerals to be produced;
     * Costs of bringing the Valolo and or the Lucky Thirteen Claims into production including exploration preparation of production feasibility studies and construction of production facilities;
     *    Political climate and/or governmental regulations and controls;
     *    Ongoing cost of production;
     *    Availability and cost of financing; and
     *    Environmental compliance regulations and restraints.

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

Our President will be devoting only 15% of his time, approximately 24 hours per month, to our business. Our Chief Financial Officer and Secretary-Treasurer will be devoting only approximately 10% of his time, or 16 hours per month to our operations. As a consequence of the limited devotion of time to the affairs of our Company expected from management, our business may suffer. For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended. Such suspensions or interruptions may cause us to cease operations altogether and go out of business. WE MAY NOT HAVE ACCESS TO ALL OF THE SUPPLIES AND MATERIALS WE NEED TO BEGIN EXPLORATION WHICH COULD CAUSE US TO DELAY OR SUSPEND EXPLORATION ACTIVITY. We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we begin to undertake exploration activity, expected later this year. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need. NO MATTER HOW MUCH MONEY IS SPENT ON THE VALOLO CLAIM OR THE LUCKY THIRTEEN, THE RISK IS THAT WE MIGHT NEVER IDENTIFY A COMMERCIALLY VIABLE ORE RESERVE.

Over the coming years, we might expend considerable capital on exploration of the Valolo Claim or the Lucky Thirteen Claim without finding anything of value. It is very likely the Valolo Claim and the Lucky Thirteen Claim do not contain any reserves so any funds spent on exploration will probably be lost. No matter how much money is spent on these Claims, we might never be able to find a commercially viable ore reserve.

EVEN IF OUR PROPERTY WERE FOUND TO CONTAIN A DEPOSIT, SINCE WE HAVE NOT PUT A MINERAL DEPOSIT INTO PRODUCTION BEFORE, WE WILL HAVE TO ACQUIRE OUTSIDE EXPERTISE. IF WE ARE UNABLE TO ACQUIRE SUCH EXPERTISE WE MAY BE UNABLE TO PUT OUR PROPERTY INTO PRODUCTION AND OUR SHAREHOLDERS WILL LOSE THEIR ENTIRE INVESTMENT.

Our ability in placing mineral deposit properties into production will be dependent upon using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise when and if we place a mineral deposit into production.

MINERAL EXPLORATION AND DEVELOPMENT ACTIVITIES ARE INHERENTLY RISKY AND WE MAY BE EXPOSED TO ENVIRONMENTAL LIABILITIES. IF SUCH AN EVENT WERE TO OCCUR IT MAY RESULT IN A LOSS OF YOUR INVESTMENT.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. The Valolo Claim and the Lucky Thirteen Claim, do not have a known body of commercial ore. Should our mineral claim be found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Unusual or unexpected formations, formation pressures, fires, power outages, labour disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labour are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of our claim. Previous mining exploration activities may have caused environmental damage to the Valolo Claim or the Lucky Thirteen Claim. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective.

EVEN WITH POSITIVE RESULTS DURING EXPLORATION, THE VALOLO CLAIM OR THE LUCKY THIRTEEN CLAIM, MIGHT NEVER BE PUT INTO COMMERCIAL PRODUCTION DUE TO INADEQUATE TONNAGE, LOW METAL PRICES OR HIGH EXTRACTION COSTS.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible. If the cost of extracting any minerals that might be found on the is in excess of the selling price of such minerals, we would not be able to develop the claim. Accordingly even if ore reserves were found, without sufficient tonnage we would still not be able to economically extract the minerals from the claim in which case we would have to abandon the Valolo Claim or the Lucky Thirteen and seek another mineral property to develop, or cease operations altogether.

RISKS ASSOCIATED WITH OUR SHARES:

OUR OFFICERS AND DIRECTORS OWN A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK AND WILL HAVE SUBSTANTIAL INFLUENCE OVER OUR OPERATIONS.

Our previous directors and officers currently own 26,250,000 shares of common stock representing approximately 60% of our outstanding shares. Our previous directors and officers have registered for resale under an effective registration statement 2,625,000 of their shares. Assuming that such directors and officers sell their 2,625,000 shares, they will still own 23,625,000 shares of common stock representing approximately 54% of our outstanding shares. As a result, they will have substantial influence over our operations and can effect certain corporate transactions without further shareholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

FORWARD LOOKING STATEMENTS

In addition to the other information contained in this Form 10-Q, it contains forward-looking statements which involve risk and uncertainties. When used in this prospectus, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend", "believe" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position. Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control. Any reader should review in detail this entire Form 10-Q including financial statements, attachments and risk factors before considering an investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended July 31, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBITS

The following exhibits are included as part of this report by reference:

3 Corporate Charter (incorporated by reference from Siga's Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

3(i) Articles of Incorporation (incorporated by reference from Siga's registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

3(ii) By-laws (incorporated by reference from Siga's Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

4 Stock Specimen (incorporated by reference from Siga's Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.1 Transfer Agent and Registrar Agreement (incorporated by reference from Siga's Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.2 Corporate Acquisition Agreement between Siga, Touchstone Ventures Ltd, and Touchstone Precious Metals, Inc dated September 24, 2010

10.3 Letter Agreement dated May 15, 2010 between Peter Osha and Touchstone Precious Metals, Inc. regarding the Option to Purchase the Lucky Thirteen Claim from Peter Osha.

10.4 Extension Agreement dated October 14, 2010 between Peter Osha, Touchstone Ventures Ltd, Touchstone Precious Metals Inc., and Siga Resources Inc.

31.1     Certification of the Chief Executive Officer and President

31.2     Certification of the Chief Financial Officer

32.1     Certification of the Chief Executive Officer and President

32.2     Certification of the Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SIGA RESOURCES, INC.
                                    (Registrant)


Date: December 15, 2010          /s/ EDWIN MORROW
                                 -----------------------------------------------
                                 Chief Executive Officer, President and Director


Date: December 15, 2010          /s/ ROBERT MALASEK
                                 -----------------------------------------------
                                 Chief Financial Officer, Chief Accounting
                                 Officer, Secretary and Director