Form 10-K/A
period 2010-07-31
Siga Resources Inc.
filed 2011-02-10
CIK 1386936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             FORM 10-K AMENDMENT #1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

                    For the fiscal year ended July 31, 2010

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transaction period from August 1, 2009 to July 31, 2010

                       Commission File Number: 333-145879

                              SIGA RESOURCES, INC.
               (Exact name of registrant as specified in charter)

             Nevada                                              74-3207964
  (State or other jurisdiction                                (I.R.S. Employee
of incorporation or organization)                                 I.D. No.)

         1002 Ermine Court
        South Lake Tahoe, CA                                       96150
(Address of principal executive offices)                        (Zip Code)

                                 (530) 577-4141
                        (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each share                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      None                                                None

          Securities registered pursuant to Section 12 (g) of the Act:

                                 Title of Class
                                 --------------
                                      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. [X] Yes [ ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer" and "small reporting company" Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                          Accelerated filer [ ]
Non-accelerated filer [ ]                            Small reporting company [X]
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recent completed second fiscal quarter.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

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

                                    CONTENTS

PART 1........................................................................ 3

     ITEM 1.  BUSINESS........................................................ 3

     ITEM 1A. RISK FACTORS.................................................... 4

     ITEM 1B. UNRESOLVED STAFF COMMENTS....................................... 7

     ITEM 2.  PROPERTIES...................................................... 7

     ITEM 3.  LEGAL PROCEEDINGS...............................................15

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...........15

PART II.......................................................................16

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
              MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES................16

     ITEM 6.  SELECTED FINANCIAL INFORMATION..................................16

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
              AND RESULTS OF OPERATIONS.......................................17

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.......22

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................23

     ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE........................................23

     ITEM 9A. CONTROLS AND PROCEDURES.........................................23

     ITEM 9A(T). CONTROLS AND PROCEDURES......................................24

     ITEM 9B. OTHER INFORMATION...............................................25

PART 111......................................................................25

     ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE..........25

     ITEM 11. EXECUTIVE COMPENSATION..........................................27

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              AND RELATED STOCKHOLDER MATTERS.................................29

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
              INDEPENDENCE....................................................31

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................32

     ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.........................33

     SIGNATURES...............................................................34

                                     PART 1

ITEM 1. BUSINESS

HISTORY AND ORGANIZATION

Siga Resources, Inc.("Siga", the "company" or "we") was incorporated in the State of Nevada on January 18, 2007, and established a fiscal year end of July
31. We do not have any subsidiaries, affiliated companies or joint venture partners.

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

Our initial holding is a 100% interest in the Valolo Gold Claim located in the Republic of Fiji. Siga acquired the Valolo Claim for the sum of $5,000. On October 14, 2010, we entered into an earn-in agreement with Touchstone Ventures Inc., a British Columbia Company, whereby it can earn an 80% interest in Touchstone Ventures Inc.'s wholly owned subsidiary company, Touchstone Precious Metals Inc., a British Columbia Company ("Touchstone"), by investing ten million Canadian dollars (CAD$10,000,000) for acquisition and development costs. The initial investment is for three hundred and five thousand Canadian dollars (CAD$305,000) to determine and expand the known resource and provide other information requisite to completing the projects' production design. Our investment is hereinafter referred to as the Lucky Thirteen Claim.

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

Siga is responsible for filing various forms with the United States Securities and Exchange Commission (the "SEC") such as Form 10-K and Form 10-Qs.

The shareholders may read and copy any material filed by Siga with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330 1-800-SEC-0330 . The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Siga has filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov . Siga has no website at this time.

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

This Form 10-K also contains forward-looking statements that involve risks and uncertainties. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected and the price of our common stock could decline on the OTC Bulletin Board (the "OTCBB").

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

4. WE HAVE NO KNOWN ORE RESERVES. WITHOUT ORE RESERVES WE CANNOT GENERATE INCOME AND IF WE CANNOT GENERATE INCOME WE WILL HAVE TO CEASE EXPLORATION ACTIVITY WHICH WILL RESULT IN THE LOSS OF OUR SHAREHOLDERS' INVESTMENT.

We have no known ore reserves. Even if we find gold mineralization we cannot guarantee that any gold mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any gold mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will mean we cannot generate income. If we cannot generate income we will have to cease exploration activity, which will result in the loss of our shareholders' investment.

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

Any potential development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Because we are small and do not have much capital, we must limit our exploration activity unless and until we raise additional capital. Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors including, but not limited to:

     * Costs of bringing the property into production including exploration preparation of production feasibility studies, and construction of production facilities;
     *    Availability and cost of financing;
     *    Ongoing costs of production;
     *    Market prices for the minerals to be produced;
     *    Environmental compliance regulations and restraints; and
     *    Political climate and/or governmental regulations and controls.

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

FORWARD LOOKING STATEMENTS

In addition to the other information contained in this Form 10-K, it contains forward-looking statements which involve risk and uncertainties. When used in this Form 10-K, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend", "believe" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position. Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual result could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control. Any reader should review in detail this entire Form 10-K including financial statements, attachments and risk factors before considering an investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments outstanding at the present time.

ITEM 2. PROPERTIES

Our mineral properties are:

VALOLO CLAIM

With funds advanced by one of our directors we identified and acquired a mineral property that we consider holds the potential to contain gold mineralization. On March 1, 2007 we purchased, for $5,000, the Valolo Gold Claim (hereinafter the "Valolo Claim") from The Valolo Group, LLC. an independent prospecting company based in Fiji. The Valolo Claim is situated approximately 9 miles south of the town of Korovou, on the island of Viti Levu, the largest and most populous island in the Republic of Fiji.

In March 2007 we engaged Naresh Bhatt, P. Geol., to conduct a review and analysis of the Valolo Claim and the previous exploration work undertaken on the property and to recommend a mineral exploration program for the Valolo Claim. Mr. Bhatt's report titled "Summary of Exploration on the Valolo Property, Korovou, Fiji" dated March 11, 2007 (the "Bhatt Report") recommends a two-phase exploration program for the Valolo Claim.

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

The main igneous intrusions consist of `Medrausucu' or theoretic gabbros, tonalities and tondjhemites.

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

The recommended Phase II work is estimated to cost a further $13,860 (Fiji $22,700). At this point we have funds available to complete Phase I only. We will have to raise additional capital in order to carry out Phase II, work or any other work beyond Phase I. Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited. If we are unable to raise the necessary funds, we would be required to suspend Siga's operations and liquidate our company. See, particularly, `Risk Factors beginning on page 5.

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

The proposed budget for the recommended work in FJD 40,500 (US $24,760) is as follows:

                                                   Fijian            U.S.
                                                   Dollars          Dollars
                                                   -------          -------
Phase I
-------
1. Geological mapping and Surveying                 17,800          $10,900
                                                   -------          -------
Total Phase I                                       17,800          $10,900
                                                   -------          -------

Phase II
--------
1. Geochemical surveying and surface sampling
    (includes sample collection and assaying)       22,700          $13,860
                                                   -------          -------
Total Phase II                                      22,700          $13,860
                                                   -------          -------

Total Exploration                                   40,500          $24,760
                                                   =======          =======

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

PHASE I WORK PROGRAM ESTIMATE

Placer Mineral Tenure #52082           Option Deposit               $ 50,000
Placer Mineral Tenure #523082          Claim to Lease                  5,000
                                       Frontier GeoScience Ltd.
Seismic Survey                         Russell Hillman P.Eng          33,380
Road Upgrade to CPR Track              Triple O Contracting           10,000
CPR Track Crossing                     Triple O Contracting-CPR       10,000
Bonding & Insurance                                                   10,000
Survey-12 Trenches (40' ea) 10'
sample increments = 48 samples         Triple O                       36,000
48 Samples Processed                   Triple O Contracting           36,000
48 Assays                                                             10,000
Pit Design                             P.Eng (Mining)                  5,000
Process Design                         P.Eng (Metallurgical)           5,000
Contingency Reserve                                                    94620
                                                                    --------

DEVELOPMENT BUDGET TOTAL                                            $305,000
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

PROPERTY ACQUISITION BUDGET ESTIMATE

Property Acquisition                                             $ 5,145,000
Operational Budget Estimate
Road                                                                 305,000
Operating Equipment & Buildings                                    3,477,126
Working Capital                                                      517,290
Professional Fees                                                    225,584
Operational Budget                                                 4,555,000
                                                                 -----------

TOTAL REQUIRED CAPITAL                                           $10,000,000
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

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Siga is a party or to which the Valolo Claim or the Lucky Thirteen is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Siga's date of inception. Management hopes to hold an Annual General Meeting of Stockholders during 2011.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, Siga has not paid any dividends on its common stock, and Siga does not anticipate that it will pay dividends in the foreseeable future. As at July 31, 2010, Siga had 37 shareholders; two of these shareholders are an officer and director of Siga.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Siga's inception.

There are no outstanding warrants or conversion privileges for Siga's shares.

ITEM 6. SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements. This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto. You should read the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes included elsewhere in this Form 10-K.

OPERATION STATEMENT DATA

                                                                  18-Jan-07
                                                For the year      (date of
                                                   ended      incorporation) to
                                                 31-Jul-10        31-Jul-10
                                                -----------      -----------

Impairment of mineral claim acquisition         $        --      $     5,000
General and Administrative                           24,511          135,544
                                                -----------      -----------

Net loss from operations                        $    24,511      $   140,544
                                                ===========      ===========


Weighted average shares outstanding
 (basic and fully diluted)                       43,785,000

Net loss per share (basic and fully diluted)    $        --

Balance Sheet Data
  Cash and cash equivalent                      $        --
                                                -----------

Total assets                                    $        --
                                                ===========

Total liabilities                               $    58,195
                                                ===========

Total Shareholders' deficiency                  $   (58,195)
                                                ===========

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

We estimate we will require $45,018 in cash over the next twelve months, including the cost of planned Phase I exploration work for the Valolo claim during that period. We also anticipate that we will have to spend at least CAD$305,000 on the Lucky Thirteen claim. We have no cash at the present time. For a detailed breakdown refer to "Liquidity and Capital Reserves".

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

TRENDS

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in `Risk Factors' on page 5.

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

Including the cost of completing the exploration phase of our Lucky Thirteen Claim and the Valolo Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

                                                                     Estimated
Expense                                               Ref.             Amount
-------                                               ----             ------
Accounting and audit                                  (i)            $ 49,000
Edgar filing fees                                     (ii)              2,000
Exploration costs                                     (iii)           315,900
Filing fees - Nevada; Securities of State             (iv)                375
Office and general expenses                           (v)              20,000
Transfer agent fees                                   (vi)              5,000
                                                                     --------
Estimated expenses for the next  twelve months                        392,275
                                                                     --------
Account payable as at July 31, 2010                                    60,695
                                                                     --------

Cash required for the next twelve months                             $452,970
                                                                     ========

(i)   Accounting and audit

      We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

Period                    Form       Accountant       Auditor          Amount
------                    ----       ----------       -------          ------
October 31, 2010          10-Q          9,000           1,000          10,000
January 31, 2011          10-Q          9,000           1,000          10,000
April 30, 2011            10-Q          9,000           1,000          10,000
July 31, 2011             10-K          9,000          10,000          19,000
                                      -------         -------         -------

Estimated total                       $36,000         $ 4,000         $49,000
                                      =======         =======         =======

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

DEVELOPMENT BUDGET

TIME TO COMPLETE 90 DAYS             Purpose
------------------------             -------
Placer Mineral Tenure #52082         Option Deposit              $  50,000
Placer Mineral Tenure # 523082       Claim to Lease                  5,000
Seismic Survey                       Frontier Geoscience            33,380
Road Upgrade to CPR Track            Triple O Contracting           10,000
CPR Track Crossing -                 Triple O Contracting & CPR     10,000
Bonding & Insurance                                                 10,000
Survey-12 Trenches (40' ea) 10'
 sample incr = 48 samples            Triple O Contracting           36,000
48 Samples Processed                 Triple O Contracting           36,000
48 Assays                                                           10,000
Pit Design                           P.Eng. Mining                   5,000
Process Design                       P.Eng Metallurgic               5,000
Contingency Reserve                                                 94,620
                                                                 ---------

DEVELOPMENT BUDGET TOTAL                                         $ 305,000
                                                                 =========

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

TWELVE MONTHS ENDED JULY 31, 2010 AND 2009 AND FOR THE PERIOD FROM JANUARY 18, 2007 (DATE OF INCEPTION) TO JULY 31, 2010.

We incurred accumulated net losses since inception of $140,544 as detailed in the following table:

                               Twelve Months   Twelve Months    From inception
                                   Ended           Ended     January 18, 2007 to
Expenses                Ref.    31-Jul-10       31-Jul-09        31-Jul-10
--------                ----    ---------       ---------        ---------
Accounting and audit    (i)      $ 10,500        $ 15,546         $ 38,596
Bank charges                           --              45              364
Consulting                             --              --           17,000
Exploration costs                      --              --            5,000
Filing fees                            --              --            1,695
Incorporation costs                    --              --              720
Legal                                  --              --            9,818
Management fees         (ii)        9,000          12,000           39,000
Office                  (iii)         145             219            2,080
Rent                    (iv)        2,700           3,600           11,700
Telephone               (v)         1,350           1,800            5,850
Transfer agent fees     (vi)          816           2,690            5,823
Edgar zing              (vii)          --             250            2,898
                                 --------        --------         --------

Total                            $ 24,511        $ 36,150         $140,544
                                 ========        ========         ========

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

Total shareholders' deficiency as of July 31, 2010 was $58,195 and $46,734 as at July 31, 2009. Total shares outstanding as at July 31, 2010 were 43,785,000.

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

     * the exploration results on the Valolo Claim and the Lucky Thirteen Claim, and
     *    other events which we have no control over.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended July 31, 2010 have been examined by our independent accountants, Madsen & Associates CPA's Inc. and attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended July 31, 2010, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA's Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA's Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley ("SOX") Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company's Chief Executive Officer, being Arun Kumar, and Chief Financial Officer, being Rohit Singh. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

In other words, control activities are the policies and procedures that help ensure the Company's management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company's objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of July 31, 2010, the management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Management concluded, during the year ended July 31, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls which management considers to be material weaknesses.

In the light of management's review of internal control procedures as they relate to COSO and the SEC the following were identified:

     * The Company's Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an "expert", one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.
     * The Company has limited segregation of duties which is not consistent with good internal control procedures.
     *    The  Company  does not have a  written  internal  control  procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.
     * There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any effect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an "expert" for the Committee to advise other members as to correct accounting and reporting procedures.

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

Management will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9A(T). CONTROLS AND PROCEDURES

There were no changes in the Company's internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9B. OTHER INFORMATION

There are no matters required to be reported upon under this Item.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

The name, address, age and position of our officers and directors is set forth below:

Name and Address                        Position(s)                   Age
----------------                        -----------                   ---

Edwin G. Morrow                    Chief Executive Officer,           65
1002 Ermine Court,                 President and Director (1)
South Lake Tahoe, CA 96150

Robert Malasek                     Chief Financial Officer,           42
Alpenstr. 34a, 82393               Chief Accounting Officer,
IffeldorfGermany                   Secretary-Treasurer and
                                   Director (2)

----------
(1) Edwin G Morrow was appointed a director on September 14, 2010, President and the Chief Executive Officer on the same day.
(2) Robert Malasek became a director on September 28, 2010 and was appointed Secretary Treasurer, Chief Financial Officer and Chief Accounting Officer on the same day.

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

None of our officers and directors work full time for our company. Mr. Morrow spends approximately 40 hours a month on administrative and mining matters. Mr. Morrow's time on Company affairs is expected to continue at this pace for the foreseeable future. As Secretary Treasurer, Robert Malasek spends approximately 40 hours per month on corporate matters.

None of our directors is an officer or director of a company registered under the Securities and Exchange Act of 1934.

BOARD OF DIRECTORS

Below is a description  of the Audit  Committee of the Board of  Directors.  The
Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company's accounting and reporting processes and the audits of the Company's financial statements.

Our audit committee is comprised of Edwin Morrow, our President and Chairman of the Audit Committee, and Robert Malasek our Chief Financial Officer and Secretary Treasurer neither of whom are independent. Mr. Morrow cannot be considered an "audit committee financial expert" as defined in Item 401 of Regulation S-B. Mr. Malasek meet these qualifications.

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

We will have to engage the services of certain consultants to assist in the exploration of our previous mineral claims and to prepare a report on the Valolo Claim and Lucky Thirteen Claim. Such consultant will responsible for hiring and supervising, the exploration work on the Company's claims in the near future. This individual will be responsible for the completion of the geological work and, therefore, will be an integral part of our operations although he or she will not be considered an employee either on a full time or part time basis. This is because our exploration programs will not last more than a few weeks and once completed this individual will no longer be required. We have not identified any individual who would work as a consultant for us.

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

          (ii) engaging in any type of business practice; or

          (iii)engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation to our directors and officers was paid as follows:

                           SUMMARY COMPENSATION TABLE

                                                                Long Term Compensation
                                                         -----------------------------------
                                 Annual Compensation             Awards             Payouts
                              ------------------------   -----------------------   ---------
Name and                                                 Restricted
Principal                                Other Annual      Stock       Options/*     LTIP         All Other
Position             Year     Salary    Compensation($)  Awarded($)     SARs(#)    Payouts($)   Compensation($)
--------             ----     -------   --------------   ----------     -------    ----------   --------------
Arun Kumar           2008      -0-          -0-           -0-            -0-         -0-            -0-
President, CEO       2009      -0-          -0-           -0-            -0-         -0-            -0-
and Director         2010      -0-          -0-           -0-            -0-         -0-            -0-

Rohit Singh          2008      -0-          -0-           -0-            -0-         -0-            -0-
Secretary Treasurer, 2009      -0-          -0-           -0-            -0-         -0-            -0-
CFO and Director     2010      -0-          -0-           -0-            -0-         -0-            -0-


Edwin G. Morrow      2008      -0-          -0-           -0-            -0-         -0-            -0-
President, CEO       2009      -0-          -0-           -0-            -0-         -0-            -0-
and Director         2010      -0-          -0-           -0-            -0-         -0-            -0-

Robert Malasek       2008      -0-          -0-           -0-            -0-         -0-            -0-
Secretary Treasurer, 2009      -0-          -0-           -0-            -0-         -0-            -0-
CFO and Director     2010      -0-          -0-           -0-            -0-         -0-            -0-

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

BONUSES AND DEFERRED COMPENSATION

None

COMPENSATION PURSUANT TO PLANS

None

PENSION TABLE

None

TERMINATION OF EMPLOYMENT

There are no compensatory plans or arrangements, including payments to be received from Siga, with respect to any person named in Summary of Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with Siga, or any change in control of Siga, or a change in the person's responsibilities following a change in control of Siga.

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Siga knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of Siga's registered pursuant to Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a). Neither Mr. Kumar and Mr. Singh have personally filed any reports with the Section.

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

Title or      Name and Address of      Amount of Beneficial
 Class        Beneficial Owner (1)        Ownership (2)         Percent of Class
 -----        --------------------        -------------         ----------------
Common        Arun Kumar                    17,500,000                39.97%
Stock         #8 Nairal Rd., Raiwai,
              Suva, Fiji

Common        Rohit Singh                    8,750,000                19.98%
Stock         Narata, Nausori, GPO,
              Box 1004, Suva, Fiji

Common        Greater than 5%               26,250,000                59.95%
Stock         shareholders as a Group
              (2 persons)

----------
(1) Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.
(2) Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of our officers or directors has options, warrants, rights or conversion privileges outstanding.

We do not know of any other shareholder who has more than 5 percent of the issued shares.

The number of shares under Rule 144 is 23,625,000.

Our two largest shareholders, Arun Kumar and Rohit Singh, own, collectively, 26,250,000 issued and outstanding shares of our common stock. All these shares are "restricted shares" as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

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

DESCRIPTION OF OUR SECURITIES

We have only common shares authorized and there are no preferred shares or other forms of shares. Our authorized common stock consists of 500,000,000 shares of common stock, par value $0.001 per share. The holders of our common stock:

     * have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by our Board of Directors;
     * are entitled to share ratably in all of the assets of Siga available for distribution upon winding up of the affairs of Siga; and
     * do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
     * are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders.

The shares of common stock do not have any of the following rights:

     *    preference as to dividends or interest;
     *    preemptive rights to purchase in new issues of shares;
     *    preference upon liquidation; or
     *    any other special rights or preferences.

All our shares of common stock now issued and outstanding are fully paid and non-assessable.

CONVERTIBLE SECURITIES

The shares are not convertible into any other securities.

NON-CUMULATIVE VOTING

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Siga, or any currently proposed transactions, or series of similar transactions, to which Siga was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by Siga to own of record or beneficially more than 5% of any class of Siga's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

INDEBTEDNESS OF MANAGEMENT

There were no material transactions, or series of similar transactions, since inception of Siga, or any currently proposed transactions, or series of similar transactions, to which Siga was or is to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to Siga to own of record or beneficially more than 5% of the common shares of Siga's capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on January 19, 2007, a Code of Ethics for the Board of Directors (the "Code"). Siga's Code embodies our commitment to such ethical principles and sets forth the responsibilities of Siga and its officers and directors to its shareholders, employees, customers, lenders and other organizations. Our Code addresses general business ethical principles and other relevant issues.

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

(2)  Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Siga's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)  Tax Fees

The aggregate fees billed in July 31, 2010 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)  All Other Fees

During the period from inceptions to July 31, 2010 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5)  Audit Committee's Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Siga to make any pre-approval policies meaningful. Once Siga has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)  Audit Hours Incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Siga's internal accountant.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBITS

The following exhibits are included as part of this report by reference:

 3 Corporate Charter (incorporated by reference from Siga's Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

 3 (i) Articles of Incorporation (incorporated by reference from Siga's registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

 3 (ii) By-laws (incorporated by reference from Siga's Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

 4 Stock Specimen (incorporated by reference from Siga's Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.1 Transfer Agent and Registrar Agreement (incorporated by reference from Siga's Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.2 Corporate Acquisition Agreement between Siga, Touchstone Ventures Ltd, and Touchstone Precious Metals, Inc dated September 24, 2010 (incorporated by reference from Siga's Annual Report on Form 10-K filed on November 12, 2010, Registration No. 333-145879)

10.3 Letter Agreement dated May 15, 2010 between Peter Osha and Touchstone Precious Metals, Inc. regarding the Option to Purchase the Lucky Thirteen Claim from Peter Osha. (incorporated by reference from Siga's Annual Report on Form 10-K filed on November 12, 2010, Registration No. 333-145879)

10.4     Extension   Agreement  dated  October  14,  2010  between  Peter  Osha,
         Touchstone Ventures Ltd, Touchstone Precious Metals Inc., and Siga Resources Inc. (incorporated by reference from Siga's Annual Report on Form 10-K filed on November 12, 2010, Registration No. 333-145879)

FINANCIAL STATEMENTS

The following financial statements are included in this report:

Title of Document                                                           Page
-----------------                                                           ----
Report of Madsen & Associates, CPA's Inc.                                    F-1

Balance Sheets as at July 31, 2010 and 2009                                  F-2

Statement  of  Operations  for years  ended July 31,  2010 and 2009 and for
the period from January 18, 2007 (date of inception) to July 31, 2010        F-3

Statement of Changes in  Shareholders'  Deficiency  for the period from
January 18, 2007 (date of inception) to July 31, 2010                        F-4

Statement  of Cash Flows for years  ended  July 31,  2010 and 2009 and for
the period ended January 18, 2007 (date of inception) to July 31, 2010       F-5

Notes to the Financial Statements                                            F-6

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA RESOURCES, INC.
(Registrant)


By: /s/ Edwin G. Morrow
    ----------------------------------
    Edwin Morrow
    Chief Executive Officer,
    President and Director

Date: February 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


By: /s/ Edwin G. Morrow
    -------------------------------
    Edwin G. Morrow
    Chief Executive Officer,
    President and Director

Date: February 9, 2011


By: /s/ Robert Malasek
    -------------------------------
    Robert Malasek
    Chief Financial Officer,
    and Director

Date: February 9, 2011

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Siga Resources, Inc.
(A Pre-Exploration Stage Company)

We have audited the accompanying balance sheets of Siga Resources, Inc. (a Pre-Exploration Stage Company) (the Company) as of July 31, 2010 and 2009, and the related statements of operations, changes in stockholders' deficiency, and cash flows for each of the years in the two-year period ended July 31, 2010, and for the period from January 18, 2007 (date of inception) to July 31, 2010. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/ Madsen & Associates CPA's, Inc.
----------------------------------------------
Madsen & Associates CPA's, Inc.
Salt Lake City, Utah
November 10, 2010

                              SIGA RESOURCES, INC.
                         (Pre-exploration Stage Company)
                                 BALANCE SHEETS

                                                                  July 31,            July 31,
                                                                   2010                2009
                                                                 ---------           ---------
ASSETS

CURRENT ASSETS
  Cash                                                           $      --           $      --
                                                                 ---------           ---------

Total Current Assets                                             $      --           $      --
                                                                 =========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                               $  58,195           $  17,743
  Accounts payable-related parties                                      --              28,991
                                                                 ---------           ---------
Total Current Liabilities                                           58,195              46,734
                                                                 ---------           ---------

STOCKHOLDERS' DEFICIENCY
  Common stock
    500,000,000 shares authorized, at $0.001 par value;
    43,785,000 shares issued and outstanding (Note 6)               43,785              43,785
  Capital in excess of par value                                    38,564              25,515
  Deficit accumulated during the pre-exploration stage            (140,544)           (116,034)
                                                                 ---------           ---------
Total Stockholders' Deficiency                                     (58,195)            (46,734)
                                                                 ---------           ---------

                                                                 $      --           $      --
                                                                 =========           =========


   The accompanying notes are an integral part of these financial statements.

                              SIGA RESOURCES, INC.
                         (Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
          For the years ended July 31, 2010 and 2009 and for the period from January 18, 2007 (date of inception) to July 31, 2010


                                                                                                  January 18, 2007 to
                                                                  July 31,           July 31,          July 31,
                                                                    2010              2009              2009
                                                                 -----------       -----------       -----------
REVENUES                                                         $        --       $        --       $        --
                                                                 -----------       -----------       -----------
EXPENSES
  Impairment of mineral claim acquisition cost (Note 3)                   --                --             5,000
  Administrative                                                      24,511            36,149           135,544
                                                                 -----------       -----------       -----------

NET LOSS                                                         $    24,511       $    36,149       $   140,544
                                                                 ===========       ===========       ===========
NET LOSS PER COMMON SHARE
  Basic and diluted                                              $        --       $        --
                                                                 ===========       ===========
WEIGHTED AVERAGE OUTSTANDING SHARES
  Basic and fully diluted                                         43,785,000        43,785,000
                                                                 ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                              SIGA RESOURCES, INC.
                         (Pre-Exploration Stage Company)
                      STATEMENT OF CHANGES IN STOCKHOLDERS'
                   DEFICIENCY Period January 18, 2007 (date of
                           inception) to July 31, 2010

                                                                Common Stock             Capital in
                                                          ------------------------      Excess of Par      Accumulated
                                                          Shares            Amount          Value            Deficit
                                                          ------            ------          -----            -------
Balance January 18, 2007                                         --      $        --     $        --       $        --

Issuance of common shares for cash - July 11, 2007       26,250,000           26,250         (25,500)               --
Issuance of common shares for cash - July 31, 2007       17,535,000           17,535           7,515                --
Capital contributions - non-cash expenses                        --               --           8,700                --
Net operating loss for the period January 18,2007
 (date of inception) to July 31, 2007                            --               --              --           (22,659)
                                                        -----------      -----------     -----------       -----------
Balance as at July 31, 2007                              43,785,000           43,785          (9,285)          (22,659)

Capital contributions - non-cash expenses                        --               --          17,400                --
Net operating loss for the year ended July 31, 2008              --               --              --           (57,226)
                                                        -----------      -----------     -----------       -----------
Balance as at July 31, 2008                              43,785,000           43,785           8,115           (79,885)

Capital contributions - non-cash expenses                        --               --          17,400                --
Net operating loss for the year ended July 31, 2009              --               --              --           (36,149)
                                                        -----------      -----------     -----------       -----------
Balance as at July 31, 2009                              43,785,000           43,785          25,515          (116,034)

Capital contributions - non-cash expenses                        --               --          13,049
Net operating loss for the year ended July 31, 2010                                                            (24,511)
                                                        -----------      -----------     -----------       -----------

Balance as at July 31, 2010                              43,785,000      $    43,785     $    38,564       $  (140,544)
                                                        ===========      ===========     ===========       ===========


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

                                                                                                        January 18, 2007 to
                                                                   July 31,             July 31,             July 31,
                                                                     2010                 2009                 2009
                                                                  ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $  (24,511)          $  (36,149)          $ (140,544)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Capital contributions - non-cash expenses                        13,049               17,400               56,550
     Changes in accounts payable                                       7,000                5,667               24,743
                                                                  ----------           ----------           ----------
Net Cash  Provided (Used) in Operations                               (4,462)             (13,082)             (59,251)
                                                                  ----------           ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES                                      --                   --                   --
                                                                  ----------           ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related parties                                       (4,461)              11,057               33,451
  Proceeds from issuance of common stock                                  --                   --               25,800
                                                                  ----------           ----------           ----------
                                                                      (4,461)              11,057               59,251
                                                                  ----------           ----------           ----------

Net Increase (Decrease) in Cash                                       (8,923)              (2,025)                  --

Cash at Beginning of Year                                                 --                2,025                   --
                                                                  ----------           ----------           ----------

CASH AT END OF YEAR                                               $       --           $       --           $       --
                                                                  ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Capital contributions - non-cash expenses                       $   13,049           $   17,400           $   56,550
                                                                  ==========           ==========           ==========


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

RECLASSIFICATIONS

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current period's presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

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

The Company has evaluated subsequent events through November 10, 2010.