Form 10-Q
period 2011-01-31
Siga Resources Inc.
filed 2011-03-16
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarter period ended January 31, 2011

     .    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from_________________ to________________________

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes      . No  X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PROCEEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

March 9, 2011: 43,985,000 common shares

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at January 31, 2011 and July 31, 2010	4

	Statement of Operations For the three and six months ended January 31, 2011 and 2010 and for the period January 18, 2007 (Date of Inception) to January 31, 2011	5

	Statement of Cash Flows For the six months ended January 31, 2011 and 2010 and for the period January 18, 2007 (Date of Inception) to January 31, 2011	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	18

ITEM 4.	Controls and Procedures	19

ITEM 4T.	Controls and Procedures	19

PART 11.	OTHER INFORMATION	19

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits	23

	SIGNATURES	24

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Siga Resources, Inc. (pre-exploration stage company) at January 31, 2011(with comparative figures as at July 31, 2010) and the statement of operations for the three and six months ended January 31, 2011and 2010 and for the period from January 18, 2007 (date of incorporation) to January 31, 2011and the statement of cash flows for the six months ended January 31, 2011and 2010 and for the period from January 18, 2007 (date of incorporation) to January 31, 2011have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended January 31, 2011are not necessarily indicative of the results that can be expected for the year ending July 31, 2011.

SIGA RESOURCES, INC.

(Pre-exploration Stage Company)

BALANCE SHEETS

	Unaudited January 31, 2011	July 31, 2010

ASSETS

CURRENT ASSETS

Cash	$19,704	$-

Mineral Leases, Note	10,408	-

Total Current Assets	$30,112	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$60,620	$58,195
Due to related parties	15,035
Advances from shareholders	32,000	-

Total Current Liabilities	107,655	58,195

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
43,985,000 shares issued and outstanding as of January 31, 2011 (43,785,000 as of July 31, 2010) (Note 6)	43,985	43,785
Capital in excess of par value	128,364	38,565
Deficit accumulated during the pre-exploration stage	(249,892)	(140,545)

Total Stockholders’ Deficiency	(77,543)	(58,195)

	$30,112	$-

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.

(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the three and six months ended January 31, 2011and 2010 and for the period from

January 18, 2007 (date of inception) to January 31, 2011

(Unaudited)

	Three months ended		Six months ended		18-Jan-07 (inception)
	31-Jan-11	31-Jan-10	31-Jan-11	31-Jan-10	to January 31, 2011

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Accounting and auditing	375	3,500	375	7,000	38,971
Bank charges and interest	129	-	138	-	502
Consulting	3,500	-	3,800	-	20,800
Edgarizing	-	-	-	-	2,898
Impairment of mineral claims	-	-	-	-	5,000
Filing fees	-	-	-	-	1,695
Incorporation costs	-	-	-	-	720
Legal	-	-	-	-	9,818
Management fees	99,000	3,000	105,000	6,000	144,000
Office	-	37	35	105	2,115
Rent	-	900	-	1,800	11,700
Telephone	-	450	-	900	5,850
Transfer agent’s fees	-	816	-	816	5,823

NET LOSS	$103,004	$8,703	$109,348	$16,621	$249,892

NET LOSS PER COMMON SHARE

Basic and diluted	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	43,950,217	43,785,000	43,867,609	43,785,000

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.

(Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

For the six months ended January 31, 2011and 2010 and for the period from

January 18, 2007 (date of inception) to January 31, 2011

(Unaudited)

	Six months ended	Six months ended	January 18, 2007 to (inception)
	31-Jan-11	31-Jan-10	31-Jan-10

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(109,348)	$(16,621)	$(249,892)

Adjustments to reconcile net loss to net cash (used in) operating activities:

Stock issued for consulting services	90,000	-	90,000
Capital contributions – non-cash expenses	-	3,999	38,565
Changes in accounts payable	17,460	8,700	75,654
Net Cash (Used) in Operating Activities	(1,888)	(3,922)	(45,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Mining Leases	(10,408)	-	(10,408)

Net Cash (Used in) Investing	(10,408)	-	(10,408)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholders	32,000	-	32,000
Advances from related parties	-	3,922	-
Proceeds from issuance of common stock	-	-	43,785
Net Cash Provided by Financing	32,000	3,922	75,785

Net Increase (Decrease) in Cash	19,704	-	19,704
Cash at Beginning of Period	-	-	-

CASH AT END OF PERIOD	$19,704	$-	$19,704

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

Stock issued for consulting services	$90,000	$-	$90,000
Capital contributions – non-cash expenses	$-	$3,999	$38,565

The accompanying notes are an integral part of these unaudited financial statements

SIGA RESOURCES, INC.

(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2011

(Unaudited)

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same.

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

Income Taxes - continued

On January 31, 2011the Company had a net operating loss carry forward of $249,892 for income tax purposes. The tax benefit of approximately $75,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses will begin to expire in 2027.

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

SIGA RESOURCES, INC.

(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2011

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition costs are initially capitalized when incurred. These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable. Mineral exploration costs are expensed when incurred.

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

January 31, 2011

(Unaudited)

3. ACQUISITION OF MINERAL CLAIMS

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

On January 16, 2011, the Company entered into a Property Acquisition and Royalty Agreement with Peter Osha whereby the Company will have acquired Peter Osha’s Lucky Thirteen Placer Mining Property near Hope, British Columbia, Canada in exchange for $1.5 million Canadian plus a 3% net smelter royalty. Payments on the property are due as follows:

By or before January 15, 2011	*$10,000
By or before April 15, 2011	40,000
By or before July 15, 2011	50,000
By or before January 15, 2012	100,000
By or before July 15, 2012	100,000
By or before January 15, 2013	150,000
By or before July 15, 2013	150,000
By or before January 15, 2014	200,000
By or before July 15, 2014	200,000
By or before January 15, 2015	250,000
By or before July 15, 2015	250,000
Total	$1,500,000

* $10,000 CAD or $10,408 was advanced to Peter Osha on January 15, 2011.

An evaluation plan is scheduled upon approval of permits.

This agreement replaces the previously disclosed agreement dated September 16, 2010 between the company and Touchstone Precious Metals Inc.

4. RELATED PARTY TRANSACTIONS

Officers-directors are accruing management fees payable of $1,500 per month to each director. As of January 31, 2011 $15,035 is due to the Company’s directors. On November 15, 2010, 200,000 shares were issued to the directors under the terms and conditions of their consulting agreements. The deemed value was established at $90,000 which was the market value of the shares when issued.

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

On November 15, 2010, the Company issued 200,000 shares to the directors as per their consulting agreements. These shares were valued at $90,000, which is the value based on.the market value of the shares when issued.

SIGA RESOURCES, INC.

(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2011

(Unaudited)

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

Our sole holdings are two mineral properties; a 100% interest in the Valolo Gold Claim located in the Republic of Fiji. Siga acquired the Valolo Claim for the sum of $5,000, and a purchase agreement for 100% of the Lucky Thirteen Placer Claim in Hope British Columbia.

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

DESCRIPTION OF THE PROPERTIES

Particulars of the Valolo Claim property follows.

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

PARTICULARS OF THE LUCKY THIRTEEN CLAIM FOLLOWS;

Lucky Thirteen Claim.

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

On January 16, 2011, the Company entered into a Property Acquisition and Royalty Agreement with Peter Osha whereby the Company acquired Peter Osha’s Lucky Thirteen Placer Mining Property near Hope, British Columbia, Canada in exchange for $1.5 million Canadian plus a 3% net smelter royalty. Payments on the property are due as follows:

By or before January 15, 2011	$ 10,000
By or before April 15, 2011	40,000
By or before July 15, 2011	50,000
By or before January 15, 2012	100,000
By or before July 15, 2012	100,000
By or before January 15, 2013	150,000
By or before July 15, 2013	150,000
By or before January 15, 2014	200,000
By or before July 15, 2014	200,000
By or before January 15, 2015	250,000
By or before July 15, 2015	250,000
Total	$1,500,000

An evaluation plan is scheduled upon approval of permits.

This agreement replaces the previously disclosed agreement dated September 24, 2010 between the company and Touchstone Precious Metals Inc.

The Claim is located in the New Westminster Mining Division, British Columbia, Map Number 092H:

Claim Name	Area Tenure	Type	Tenure Number	Expiry Date
Lucky Thirteen	168.157 ha	Placer	523082	December 1, 2010

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

Phase I Work Program Estimate

Placer Mineral Tenure #52082	Option Deposit	50,000
Placer Mineral Tenure # 523082	Claim to Lease	5,000
Seismic Survey	Frontier GeoScience Ltd.- Russell Hillman P.Eng	33,380
Road Upgrade to CPR Track	Triple O Contracting	10,000
CPR Track Crossing	Triple O Contracting-CPR	10,000
Bonding & Insurance		10,000
Survey-12 Trenches (40' ea) 10' sample increments = 48 samples	Triple O	36,000
48 Samples Processed	Triple O Contracting	36,000
48 Assays		10,000
Pit Design	P.Eng (Mining)	5,000
Process Design	P.Eng (Metallurgical)	5,000
Contingency Reserve		189,620
Development Budget Total		$400,000

The Operational Budget reflects the current estimated Property Acquisition and Capital and Operating Costs to place the property into production at the earliest possible date. The operational budget detail may be modified as a result of the current recommended work program, however, no increase in estimated costs are anticipated.

Property Acquisition Budget Estimate

Property Acquisition	$5,145,000
Operational Budget Estimate
Road	305,000
Operating Equipment & Buildings	3,477,126
Working Capital	517,290
Professional Fees	225,584
Operational Budget	4,555,000
Total Required Capital	$10,000,000

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

Since our business activity is related solely to the exploration and evaluation of the Valolo Claim and Lucky Thirteen Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As at January 31, 2011, we had working capital deficiency of $77,543. As can be determined from the following table Siga will require cash injections of $551,654 to enable Siga to meet its anticipated expenses over the next twelve months.

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

Including the cost of completing the exploration phase of our Lucky Thirteen Claim and the Valolo Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$49,000
Edgar filing fees	(ii)	2,000
Exploration costs	(iii)	400,000
Filing fees – Nevada; Securities of State	(iv)	375
Office and general expenses	(v)	20,000
Transfer agent fees	(vi)	5,000
Estimated expenses for the next twelve months		476,375
Account payable as at January 31, 2011		75,279
Cash required for the next twelve months		$551,654

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of January 31, 2011, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss, for the period from the inception of our business on January 18, 2007 to January 31, 2011of $249,892. We did not earn any revenues during the aforementioned period.

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

Results of Operations – three and six months ended January 31, 2011 compared to January 31, 2010.

During the three month period ended January 31, 2011 the company incurred losses of $103,004 as compared to $8,703 for the three month period ended January 31, 2010. The primary reason for this increase in loss is due to the issuance of 200,000 shares valued at $90,000 to the company’s directors.

This is the same reason for the increase in losses to $109,348 for the six months ended January 31, 2011 up from $16,621 for the six months ended January 31, 2010.

Balance Sheet as at January 31, 2011

Total cash, as at January 31, 2011 was $19,704. Our working capital deficit, excluding advances from shareholders, as at January 31, 2011was $55,951.

Total stockholders’ deficiency as at January 31, 2011was $77,543. Total shares outstanding as at January 31, 2011was 43,985,000.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 23,825,000 Share certificates representing these shares have the appropriate legend affixed on them.

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

•

our variations in our operations results, either quarterly or annually;

•

trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

•

the exploration results on the Valolo claim and/or Lucky Thirteen claim, and

•

other events which we have no control over.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Edwin Morrow, Chief Executive Officer and Robert Malasek, Chief Accounting Officer, they have evaluated the effectiveness of Siga’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at May 31, 2009 (the “Evaluation Date”). Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

Under Rule 13a-15(e)/15d-15(e); Regulation S-K, Item 307, the SEC states that “disclosure controls and procedures” have the following characteristics:

•

designed to ensure disclosure of information that is required to be disclosed in the reports that Siga files or submits under the Exchange Act;

•

recorded, processed, summarized and reported with the time period required by the SEC’s rules and forms; and

•

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

Even though management’s assessment that Siga’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Siga’s financial statements contained in its Quarterly Report on Form 10-Q for the three months ended January 31, 2011fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

•

As at January 31, 2011, Siga did not have an audit committee which complies with the requirements of an audit committee since it did not have an independent “financial expert” on the committee. Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it. Due to the small size of Siga a whistleblower policy is not necessary.

•

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

•

There is no system in place to review and monitor internal control over financial reporting. This is due to Siga maintaining an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

There were no changes in Siga’s internal controls over financial reporting during the six month period ending January 31, 2011that have materially affected, or are reasonably likely to material affect, Siga’s internal control over financial reporting.

PART 11 – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which Siga is a party or to which the Valolo Gold Claim or the Lucky Thirteen Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

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

While we were incorporated in 2007, we have not yet conducted any exploration activities. We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. Our net loss from inception to January 31, 2011, the date of our most recent financial statements is $249,892. Our ability to achieve profitability and positive cash flow in the future is dependent upon

•

our ability to locate a profitable mineral property

•

our ability to locate an economic ore reserve

•

our ability to develop and profitably mine a mineral property

•

our ability to generate revenues

•

our ability to reduce exploration costs.

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

•

Market prices for the minerals to be produced;

•

Costs of bringing the Valolo and or the Lucky Thirteen Claims into production including exploration preparation of production feasibility studies and construction of production facilities;

•

Political climate and/or governmental regulations and controls;

•

Ongoing cost of production;

•

Availability and cost of financing; and

•

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)
3 (i)	Articles of Incorporation (incorporated by reference from Siga’s registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)
3 (ii)	By-laws (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)
4	Stock Specimen (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)
10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)
10.2	Corporate Acquisition Agreement between Siga, Touchstone Ventures Ltd, and Touchstone Precious Metals, Inc dated September 24, 2010
10.3	Letter Agreement dated May 15, 2010 between Peter Osha and Touchstone Precious Metals, Inc. regarding the Option to Purchase the Lucky Thirteen Claim from Peter Osha.
10.4	Extension Agreement dated October 14, 2010 between Peter Osha, Touchstone Ventures Ltd, Touchstone Precious Metals Inc., and Siga Resources Inc.
10.5	Property Acquisition and Royalty Agreement dated January 16, 2011 between Peter Osha and Siga Resources Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGA RESOURCES, INC.
(Registrant)

Date: March 14, 2011	/s/ EDWIN MORROW
Chief Executive Officer, President and Director

Date: March 14, 2011	/s/ ROBERT MALASEK
Chief Financial Officer, Chief Accounting Officer, Secretary and Director