Form 10-Q
period 2011-04-30
Siga Resources Inc.
filed 2011-06-21
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter period ended April 30, 2011

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

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

Large accelerated filer        .

Accelerated filer        .

Non-accelerated filer        .  (Do not check if a small reporting company

Small reporting company        .

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

May 31, 2011: 43,985,000 common shares

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at April 30, 2011 and July 31, 2010	4

	Statement of Operations For the three and nine months ended April 30, 2011 and 2010 and for the period January 18, 2007 (Date of Inception) to April 30, 2011	5

	Statement of Cash Flows For the nine months ended April 30, 2011 and 2010 and for the period January 18, 2007 (Date of Inception) to April 30, 2011	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	19

ITEM 4.	Controls and Procedures	20

ITEM 4T.	Controls and Procedures	21

PART 11.	OTHER INFORMATION	21

ITEM 1.	Legal Proceedings	21

ITEM 1A.	Risk Factors	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3.	Defaults Upon Senior Securities	24

ITEM 4.	Submission of Matters to a Vote of Security Holders	24

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	25

	SIGNATURES	26

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Siga Resources, Inc. (pre-exploration stage company) at April 30, 2011(with comparative figures as at July 31, 2010) and the statement of operations for the three and nine months ended April 30, 2011and 2010 and for the period from January 18, 2007 (date of incorporation) to April 30, 2011and the statement of cash flows for the nine months ended April 30, 2011and 2010 and for the period from January 18, 2007 (date of incorporation) to April 30, 2011have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended April 30, 2011are not necessarily indicative of the results that can be expected for the year ending July 31, 2011.

SIGA RESOURCES, INC.

(Pre-exploration Stage Company)

BALANCE SHEETS

	Unaudited April 30, 2011	July 31, 2010

ASSETS

CURRENT ASSETS

Cash	$13,917	$-

TOTAL CURRENT ASSETS	13,917	-

Mineral Leases	51,734	-

TOTAL ASSETS	$65,651	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$60,855	$58,195
Due to related parties	40,000	-

Total Current Liabilities	100,855	58,195

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value; 43,985,000 shares issued and outstanding as of April 30, 2011 (43,785,000 as of July 31, 2010) (Note 5)	43,985	43,785
Capital in excess of par value	128,364	38,564
Share Subscriptions received	89,900	-
Deficit accumulated during the pre-exploration stage	(297,453)	(140,544)

Total Stockholders’ Deficiency	(35,204)	(58,195)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,651	$-

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.

(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the three and nine months ended April 30, 2011and 2010 and for the period from

January 18, 2007 (date of inception) to April 30, 2011

(Unaudited)

					January 18, 2007
	Three months ended April 30,		Nine months ended April 30,		(inception) to April 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Accounting and auditing	25,910	3,500	25,910	10,500	68,006
Bank charges and interest	160	-	298	-	663
Consulting	-	-	3,800	-	17,000
Edgarizing	-	-	-	-	2,898
Exploration	10,331	-	10,331	-	10,331
Impairment of mineral claims	-	-	-	-	5,000
Filing fees	-	-	-	-	1,695
Incorporation costs	-	-	-	-	720
Legal	38	-	38	-	10,156
Management fees	9,000	3,000	114,000	9,000	153,000
News Releases	1,410	-	1,410	-	1,410
Office	-	38	35	143	2,115
Rent	-	900	-	2,700	11,700
Telephone	-	450	-	1,350	5,850
Transfer agent’s fees	220	-	220	816	6,043
Travel	867	-	867		867
NET LOSS	$47,936	$7,888	$156,909	$24,509	$297,454
NET LOSS PER COMMON SHARE
Basic and diluted	$0.00	$0.00	$0.00	$0.00
WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	43,985,000	43,785,000	43,905,879	43,785,000

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.

(Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

For the nine months ended April 30, 2011and 2010 and for the period from

January 18, 2007 (date of inception) to April 30, 2011

(Unaudited)

	Nine months ended	Nine months ended	January 18, 2007 to (inception)
	April 30, 2011	April 30, 2010	April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(156,909)	$(24,509)	$(297,454)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Impairment loss on mineral claims			5,000
Stock issued for consulting services	90,000	-	90,000
Capital contributions – non-cash expenses	-	13,050	38,565
Changes in accounts payable	2,660	6,999	60,855
Net Cash (Used) in Operating Activities	(64,249)	(4,460)	(103,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Mining Leases	(51,734)	-	(56,734)

Net Cash (Used in) Investing	(51,734)	-	(56,734)
CASH FLOWS FROM FINANCING ACTIVITIES:
Share subscriptions received	89,900	-	89,900
Advances from related parties	40,000	4,460	40,000
Proceeds from issuance of common stock	-	-	43,785
Net Cash Provided by Financing	129,900	4,460	173,685

Net Increase (Decrease) in Cash	13,917	-	13,917
Cash at Beginning of Period	-	-	-

CASH AT END OF PERIOD	$13,917	$-	$13,917

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

Stock issued for consulting services	$90,000	$-	$90,000
Capital contributions – non-cash expenses	$-	$13,050	$38,565

The accompanying notes are an integral part of these unaudited financial statements

SIGA RESOURCES, INC.

(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2011

(Unaudited)

1.           ORGANIZATION

The Company, Siga Resources Inc., was incorporated under the laws of the State of Nevada on January 18, 2007 with the authorized capital stock of 300,000,000 shares at $0.001 par value.  On April 30, 2008, the Secretary of State for Nevada approved an amendment to the Articles of Incorporation where the total number of shares of common stock was increased to 500,000,000 shares of common stock with a par value of $0.001 per share.

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

April 30, 2011

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - continued

On April 30, 2011, the Company had a net operating loss carry forward of $287,122 for income tax purposes.  The tax benefit of approximately $100,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will begin to expire in 2027.

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

SIGA RESOURCES INC.

(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2011

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

April 30, 2011

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

On January 16, 2011, the Company entered into a Property Acquisition and Royalty Agreement with Peter Osha whereby the Company will have acquired Peter Osha’s Lucky Thirteen Placer Mining Property near Hope, British Columbia, Canada in exchange for $1.5 million Canadian plus a 3% net smelter royalty. Payments on the property are due as follows:

By or before January 15, 2011	*$10,000
By or before April 15, 2011	*40,000
By or before July 15, 2011	50,000
By or before January 15, 2012	100,000
By or before July 15, 2012	100,000
By or before January 15, 2013	150,000
By or before July 15, 2013	150,000
By or before January 15, 2014	200,000
By or before July 15, 2014	200,000
By or before January 15, 2015	250,000
By or before July 15, 2015	250,000
Total	$1,500,000

* $60,000 CAD or $10,408 was advanced to Peter Osha on January 15, 2011, and $40,000 CAD or $41,326 on April 15, 2011.

This agreement replaces the previously disclosed agreement dated September 16, 2010 between the company and Touchstone Precious Metals Inc.

4.           RELATED PARTY TRANSACTIONS

Officers-directors are accruing management fees payable of $1,500 per month to each director. As of April 30, 2011 $40,000 is due to the Company’s directors. On November 15, 2010, 200,000 shares were issued to the directors under the terms and conditions of their consulting agreements. The deemed value was established at $90,000 which was the market value of the shares when issued.

SIGA RESOURCES, INC.

(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2011

(Unaudited)

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

The Company has received $89,900 in share subscriptions. The shares are to be issued as follows: 1,000,000 shares of common stock at $0.06 per share or $60,000; and 119,600 shares of common stock at $0.25 per share or $29,900.

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

7.

SUBSEQUENT EVENTS

On May 12, 2011,  the Company  entered into an agreement with Big Rock Resources Ltd., an Alberta  company ("Big Rock"),  whereby the two companies  will develop the Lucky  Thirteen  gold placer  project  (the  "Project")  under a 50/50 joint venture agreement (the "JV Agreement"). Under the terms of the JV Agreement, Big Rock will commit to a funding schedule as follows:

     1.  Payment of  $400,000  for the  initial  work  program on the  Project, payable as follows:

          a.   $50,000 by May 14, 2011, which has been received;

          b.   $350,000 by May 31, 2011 which has been received;

     2.  Payment of  $8,500,000  for the  cost of  putting  the  Project  into production.

Under the terms of the Agreement, the operator is a BC company formed solely to operate the Project, Lucky 13 Mining Company Ltd., which is owned 50% by Siga Resources and 50% by Big Rock.

Concurrent  with  signing  of the  JV  Agreement,  the  parties  to the  initial acquisition agreement on the property,  Siga Resources and Peter Osha, agreed to assign Siga's interest in that agreement to Lucky 13 Mining Company Ltd.

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

We were incorporated in the State of Nevada on January 18, 2007, and established a fiscal year end of July 31.  We do not have any subsidiaries or affiliated companies.

We are a start-up, pre-exploration stage company engaged in the search for gold and related minerals and have not generated any operating revenues since inception.  We have two claims called the Lucky Thirteen Claim located near Hope, British Columbia, Canada; and the Valolo Claim located in Fiji.  We have incurred losses since inception and we must raise additional capital to fund our operations.   There is no assurance we will be able to raise this capital.

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

Our holdings are two mineral properties; a 100% interest in the Valolo Gold Claim located in the Republic of Fiji. Siga acquired the Valolo Claim for the sum of $5,000, and a purchase agreement for 100% of  the Lucky Thirteen Placer Claim in Hope British Columbia in which the company has paid $50,000 of the total $1,500,000 cost of the Claim.

On May 12, 2011, the Company entered into a Joint Venture Agreement with Big Rock Resources Ltd. (“Big Rock”) whereby, Big Rock would contribute CAD$400,000 to commence the work program (CAD$50,000 on May 14, 2011 and CAD$350,000 on May 31, 2011). Subsequently, Big Rock would contribute CAD$8,500,000 for the cost of putting the property into production. This amount is payable according to cash call by the operator (Siga) under approved budget, and is estimated to occur over the first two years of operation. In exchange for contributing the property to the joint venture, Siga will earn 50% of the joint venture. In exchange for contributing CAD$8,900,000, Big Rock will earn 50% of the joint venture.

As of the date of this Form 10-Q, we have commenced exploration work on the Lucky Thirteen Claim, but none on the Valolo Claim. We do not have funds sufficient to complete Phase 1 of a two-phase exploration program recommended for the Valolo Claim.

We have no full time employees and our management devotes a small percentage of their time to the affairs of Siga.

Our administrative office is located at 1002 Ermine Court, South Lake Tahoe, California, 96150 .  Our telephone number is (530) 577-4141.

Competitive Factors

The mining industry is highly fragmented. We are competing with many other exploration companies looking for gold. We are among the smallest exploration companies in existence and are an infinitely small participant in the mining business which is the cornerstone of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims. Readily available markets exist for the sale of gold. Therefore, we will likely be able to sell any gold that we are able to recover, in the event commercial quantities are discovered on the Lucky Thirteen Claim or the Valolo Claims.  There is no ore body on the Valolo Claims.

Government Regulation

Exploration activities are subject to various national, state, foreign and local laws and regulations in Fiji and Canada, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in Fiji and Canada.

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

DESCRIPTION OF THE PROPERTIES

PARTICULARS OF THE LUCKY THIRTEEN CLAIM FOLLOWS;

Lucky Thirteen Claim.

On January 16, 2011, the Company entered into a Property Acquisition and Royalty Agreement with Peter Osha whereby the Company acquired Peter Osha’s Lucky Thirteen Placer Mining Property near Hope, British Columbia, Canada in exchange for $1.5 million Canadian plus a 3% net smelter royalty. Payments on the property are due as follows:

By or before January 15, 2011	$10,000
By or before April 15, 2011	40,000
By or before July 15, 2011	50,000
By or before January 15, 2012	100,000
By or before July 15, 2012	100,000
By or before January 15, 2013	150,000
By or before July 15, 2013	150,000
By or before January 15, 2014	200,000
By or before July 15, 2014	200,000
By or before January 15, 2015	250,000
By or before July 15, 2015	250,000
Total	$1,500,000

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

December 1, 2011

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

Phase I Work Program Estimate

Placer Mineral Tenure #52082	Option Deposit	50,000
Placer Mineral Tenure # 523082	Claim to Lease	5,000
Seismic Survey	Frontier GeoScience Ltd.- Russell Hillman P.Eng	33,380
Road Upgrade to CPR Track	Triple O Contracting	10,000
CPR Track Crossing	Triple O Contracting-CPR	10,000
Bonding & Insurance		10,000
Survey-12 Trenches (40' ea) 10' sample increments = 48 samples	Triple O	36,000
48 Samples Processed	Triple O Contracting	36,000
48 Assays		10,000
Pit Design	P.Eng (Mining)	5,000
Process Design	P.Eng (Metallurgical)	5,000
Contingency Reserve		189,620
Development Budget Total		$ 400,000

The Operational Budget reflects the current estimated Property Acquisition and Capital and Operating Costs to place the property into production at the earliest possible date. The operational budget detail may be modified as a result of the current recommended work program, however, no increase in estimated costs are anticipated.

Property Acquisition Budget Estimate

Property Acquisition	$1,500,000
Operational Budget Estimate
Road	$305,000
Operating Equipment & Buildings	3,477,126
Working Capital	517,290
Professional Fees	225,584
Operational Budget	2,475,000
Total Required Capital	$8,500,000

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

Since our business activity is related solely to the exploration and evaluation of the Lucky Thirteen Claim and the Valolo Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at April 30, 2011, we had working capital deficiency of $86,938.  As can be determined from the following table Siga will require cash injections of $551,654 to enable Siga to meet its anticipated expenses over the next twelve months.

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

Including the cost of completing the exploration phase of our Lucky Thirteen Claim and the Valolo Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 49,000
Edgar filing fees	(ii)	2,000
Exploration costs	(iii)	400,000
Filing fees – Nevada; Securities of State	(iv)	375
Office and general expenses	(v)	20,000
Transfer agent fees	(vi)	5,000
Estimated expenses for the next twelve months		476,375

Account payable as at April 30, 2011		60,855
Cash required for the next twelve months		$ 537,230

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of April 30, 2011, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss, for the period from the inception of our business on January 18, 2007 to April 30, 2011of $297,454.  We did not earn any revenues during the aforementioned period.

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

Results of Operations – three and nine months ended April 30, 2011 compared to April 30, 2010.

During the three month period ended April 30, 2011 the company incurred losses of $47,936 as compared to $7,888 for the three month period ended April 30, 2010. The primary reasons for this increase in loss of $40,048 are due to an increase in accounting of $22,400; increased management fees of $6,000; and exploration expenditures of $10,331.

The s reasons for the increase in losses to $156,909 for the nine months ended April 30, 2011 up from $24,509 for the nine months ended April 30, 2010, were: an increase of $105,000 in director fees (shares were issued which were valued at $90,000); an increase of $14,410 in accounting fees; and an increase of $10,331 in exploration costs.

Balance Sheet as at April 30, 2011

Total cash, as at April 30, 2011 was $13,917.  Our working capital deficit, excluding advances from related parties as at April 30, 2011was $46,938.

Total stockholders’ deficiency as at April 30, 2011 was $35,204.  Total shares outstanding as at April 30, 2011 were 43,985,000.

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

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Valolo claim and/or Lucky Thirteen claim, and

●	other events which we have no control over.

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

Even though management’s assessment that Siga’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Siga’s financial statements contained in its Quarterly Report on Form 10-Q for the three months ended April 30, 2011fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●

As at April 30, 2011, Siga did not have an audit committee which complies with the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Siga a whistleblower policy is not necessary.

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

ITEM 4T.

CONTROLS AND PROCEDURES

There were no changes in Siga’s internal controls over financial reporting during the nine month period  ending April 30, 2011that have materially affected, or are reasonably likely to material affect, Siga’s internal control over financial reporting.

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

While we were incorporated in 2007, we have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to April 30, 2011, the date of our most recent financial statements is $249,892.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

The possibility of development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists.  We are a small company and do not have much capital.  We must limit our exploration activity unless and until we raise additional capital.  Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors beyond our control.  These factors include, but are not limited to:

●	Market prices for the minerals to be produced;
●	Costs of bringing the Valolo and or the Lucky Thirteen Claims into production including exploration preparation of production feasibility studies and construction of production facilities;
●	Political climate and/or governmental regulations and controls;
●	Ongoing cost of production;
●	Availability and cost of financing; and
●	Environmental compliance regulations and restraints.

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

Since our securities are subject to penny stock rules, you may have difficulty reselling your shares .

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

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

Exhibits

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

3 (i)	Articles of Incorporation (incorporated by reference from Siga’s registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

3 (ii)	By-laws (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

4	Stock Specimen (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.2	Corporate Acquisition Agreement between Siga, Touchstone Ventures Ltd, and Touchstone Precious Metals, Inc dated September 24, 2010

10.3	Letter Agreement dated May 15, 2010 between Peter Osha and Touchstone Precious Metals, Inc. regarding the Option to Purchase the Lucky Thirteen Claim from Peter Osha.

10.4	Extension Agreement dated October 14, 2010 between Peter Osha, Touchstone Ventures Ltd, Touchstone Precious Metals Inc., and Siga Resources Inc.

10.5	Property Acquisition and Royalty Agreement dated January 16, 2011 between Peter Osha and Siga Resources Inc.

10.6	Joint Venture Agreement dated May 12, 2011, between Siga Resources Inc. and Big Rock Resources Ltd.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGA RESOURCES, INC.
(Registrant)

Date: June 20, 2011	/s/ EDWIN MORROW
Chief Executive Officer, President and Director

Date: June 20, 2011	/s/ ROBERT MALASEK
Chief Financial Officer, Chief Accounting Officer, Secretary and Director