Form 10-K
period 2011-07-31
Siga Resources Inc.
filed 2011-11-15
CIK 1386936

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 12b-25
                           NOTIFICATION OF LATE FILING

Commission File Number: 000-52814
                       ----------
(Check One):  [X] Form 10-K                   [ ] Form 10-Q
              [ ] Form 20-F  [ ] Form 11-K    [ ] Form N-SAR

For Period Ended: July 31, 2011
                 ------------------------
[ ] Transition Report on Form 10-K    [ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K    [ ] Transition Report on Form 10-Q
[ ] Transition Report on Form N-SAR

For the Transition Period Ended:

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I - REGISTRANT INFORMATION

                              SIGA RESOURCES, INC.
                            -------------------------
                             Full Name of Registrant


                            -------------------------
                            Former Name if Applicable

                               1002 Ermine Court
            ---------------------------------------------------------
            Address of Principal Executive Office (Street and Number)

                           South Lake Tahoe, CA 96150
                           --------------------------
                            City, State and Zip Code

PART II - RULES 12b-25(b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

[X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K, Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[ ] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III - NARRATIVE

State below in reasonable detail the reasons why the Form 10-K and Form 10-KSB, 11-K, 20-F, 10-Q and Form 10-QSB, N-SAR, or other transition report or portion thereof, could not be filed within the prescribed period.

     Siga Resources Inc. (the "Company") is unable to file its quarterly report on Form 10-K for the year ended July 31, 2010 within the prescribed period. The compilation, dissemination and review of the information required to properly be presented in Form 10-K has imposed time constraints on the Company and its independent accountants that have rendered timely filing of the Form 10-K impracticable without undue hardship and expense to the Company. At this time, the Company expects to file Form 10-K no later than the fifth calendar day following the prescribed due date, as permitted by Rule 12b-25.

PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

           Edwin G. Morrow               (530)             577-4141
           -------------------------------------------------------------
           (Name)                     (Area Code)     (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), been filed? If answer is no,
     identify report(s).                                          [X] YES [ ] NO

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statement to be included in the subject report or portion thereof?
                                                                  [ ] YES [X] NO

If so, attach an explanation of the anticipated change, both narratively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

                              SIGA RESOURCES, INC.
                  --------------------------------------------
                  (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.


Date: October 28, 2011                  By: /s/ Edwin G. Morrow
                                            ------------------------------------
                                            Edwin G. Morrow
                                            Chief Executive Officer