Form 10-K/A
period 2011-07-31
Siga Resources Inc.
filed 2011-11-23
CIK 1386936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

                    For the fiscal year ended July 31, 2011

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transaction period from ___________ to ___________

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

November 15, 2011: 45,025,000 common shares

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

                                    CONTENTS

PART 1........................................................................ 3

     ITEM 1.  BUSINESS........................................................ 3

     ITEM 1A. RISK FACTORS.................................................... 4

     ITEM 1B. UNRESOLVED STAFF COMMENTS....................................... 8

     ITEM 2.  PROPERTIES...................................................... 8

     ITEM 3.  LEGAL PROCEEDINGS...............................................13

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...........13

PART II.......................................................................13

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
              MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES................13

     ITEM 6.  SELECTED FINANCIAL INFORMATION..................................14

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
              AND RESULTS OF OPERATIONS.......................................14

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.......19

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................20

     ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE........................................20

     ITEM 9A. CONTROLS AND PROCEDURES.........................................20

     ITEM 9A(T). CONTROLS AND PROCEDURES......................................21

     ITEM 9B. OTHER INFORMATION...............................................21

PART 111......................................................................22

     ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE..........22

     ITEM 11. EXECUTIVE COMPENSATION..........................................24

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              AND RELATED STOCKHOLDER MATTERS.................................26

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
              INDEPENDENCE....................................................28

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................29

     ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.........................30

     SIGNATURES...............................................................32

                                     PART 1

ITEM 1. BUSINESS

HISTORY AND ORGANIZATION

Siga Resources, Inc.("Siga", the "company" or "we") was incorporated in the State of Nevada on January 18, 2007, and established a fiscal year end of July
31. Other than Lucky 13 Mining Ltd. in which we own 50% of, we do not have any subsidiaries orffiliated companies.

We are a start-up, exploration stage company engaged in the search for gold and related minerals and have not generated any operating revenues since inception. We have one claim called the Lucky 13 Claim located in Hope, British Columbia where we have commenced exploration work and currently testing to see whether or nto we have an economic resource. We also have one claim, the Valolo Claim located in Fiji. We have incurred losses since inception and we must raise additional capital to fund our operations. There is no assurance we will be able to raise this capital.

There is no assurance that a commercially viable mineral deposit, a reserve, exists on our mineral claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility. Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not currently have and may never be able to raise.

Our initial holding was a 100% interest in the Valolo Gold Claim located in the Republic of Fiji. Siga acquired the Valolo Claim for the sum of $5,000. On October 14, 2010, we entered into an earn-in agreement with Touchstone Ventures Inc., a British Columbia Company, whereby it can earn an 80% interest in Touchstone Ventures Inc.'s wholly owned subsidiary company, Touchstone Precious Metals Inc., a British Columbia Company ("Touchstone"), by investing ten million Canadian dollars (CAD$10,000,000) for acquisition and development costs. Touchstone was unable to meet its obligations under the agreement due to the death of the owner and the agreement terminated. Siga entered into a purchase agreement with Peter Osha on January 15, 2011 to earn a 100% interest in a placer gold project near Hope, British Columbia, Canada.. Our investment is hereinafter referred to as the Lucky Thirteen Claim. Siga entered into a 50/50 joint venture on the lucky Thirteen Claim with Big Rock Resources Inc. on may 2011 and Siga is currently evaluating the Lucky Thirteen Property as the operator of the Joint Venture.

As of the date of this Form 10K, we have not conducted any exploration work on the Valolo Claim nor do we intend to complete any exploration activities in the near future. We intend to spend approximately $400,000 on a work program on the Luck Thirteen Claim under the Joint Venture with Big Rock. Big Rock is responsible for the work program expenses under the terms of the Joint Venture.

We have no full time employees and our management devotes a percentage of their time to the affairs of our Company. Our website is www.sigaresourcesinc.com

Our administrative office is located at 1002 Ermine Court, South Lake Tahoe, CA. Our telephone number is 530 577-4141.

Presently our outstanding share capital is 45,025,000 common shares. We have no other type of shares either authorized or issued.

Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report attached to the financial statements dated July 31, 2011. We have $12,940 cash as at July 31, 2011 and have liabilities of $120,529. Since our inception we have incurred accumulated losses of $369,939. We anticipate minimum operating expenses for the next twelve months of $237,804 (refer to page 20). It is extremely unlikely we will earn any revenue for a minimum of 5 years. We do not have any employees either full or part time.

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

Our auditors' report on our 2011 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to commit to loan or advance capital to us, we believe that if we do not raise additional capital through the issuance of treasury shares, we will be unable to conduct exploration activity and may have to cease operations and go out of business.

2. BECAUSE THE PROBABILITY OF AN INDIVIDUAL PROSPECT EVER HAVING RESERVES IS EXTREMELY REMOTE, IN ALL PROBABILITY OUR PROPERTY DOES NOT CONTAIN ANY RESERVES, AND ANY FUNDS SPENT ON EXPLORATION WILL BE LOST.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our properties, the Lucky 13 Claim and the Valolo Claim, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of our shareholders' investment. Similarly, our new Lucky Thirteen Claim calls for us to raise $10 million. If we do not raise these funds we will potentially lose our investment in this agreement, furthermore, the underlying claim may not contain any reserves, and any funds spent on exploration will be lost.

3. WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE EXPLORATION ACTIVITY OR CEASE OPERATIONS.

We were incorporated in 2007, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to July 31, 2011, the date of our most recent audited financial statements, is $369,939. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

     *    Our ability to locate a profitable mineral property
     *    Our ability to locate an economic ore reserve
     *    Our ability to generate revenues
     *    Our ability to reduce exploration costs.

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

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we are able to raise the requisite capital. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

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

11. EVEN THOUGH WE HAVE ENTERED INTO A JOINT VENTURE WITH BIG ROCK RESOURCES LTD. TO FUND THE LUCKY 13 PROJECT, SHOULD BIG ROCK FAIL TO MEET ITS COMMITMENTS TO DEVELOPING THE LUCKY 13 CLAIM, WE MAY LOSE THE LUCKY 13 CLAIM OR BE UNABLE TO CONTINUE TO DEVELOP ANY RESOURCES FOUND THERE.

Should our joint venture partner, Big Rock Resources Ltd. be unable to continue to fund the Luck 13 project, we would have to fund the project ourselves. If we fail to raise the funding necessary to meet the property payment, we could lose the project due to non-payment of the property acquisition costs.

RISKS ASSOCIATED WITH OWNING OUR SHARES:

12. WE ANTICIPATE THE NEED TO SELL ADDITIONAL TREASURY SHARES IN THE FUTURE MEANING THAT THERE WILL BE A DILUTION TO OUR EXISTING SHAREHOLDERS RESULTING IN THEIR PERCENTAGE OWNERSHIP IN THE COMPANY BEING REDUCED ACCORDINGLY.

We expect that the only way we will be able to acquire additional funds is through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

13. BECAUSE OUR SECURITIES ARE SUBJECT TO PENNY STOCK RULES, YOU MAY HAVE DIFFICULTY RESELLING YOUR SHARES.

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

ITEM 2. PROPERTIES

Our mineral properties are:

THE LUCKY 13 CLAIM

On January 16, 2011, the Company entered into a Property Acquisition and Royalty Agreement with Peter Osha whereby the Company acquired Peter Osha's Lucky Thirteen Placer Mining Property near Hope, British Columbia, Canada in exchange for $1.5 million Canadian plus a 3% net smelter royalty. (This agreement replaced the previously disclosed agreement dated September 24, 2010 between the company and Touchstone Precious Metals Inc.) Payments on the property are due as follows:

         By or before January 15, 2011           *$   10,000       Paid
         By or before April 15, 2011             *    40,000       Paid
         By or before July 15, 2011              **   50,000       Paid
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

----------
*    Paid by the Company
**   Paid by Lucky 13 Mining Company Ltd.

On May 12, 2011, we entered into a Joint Venture with Big Rock Resources Ltd. ("Big Rock") to jointly explore and develop the Lucky Thirteen Claims. Under the terms of the Joint Venture, a new corporation has been formed Lucky 13 Mining Company Ltd. (the "Joint Venture") and we have assigned our interests in the Lucky 13 Claim to the Joint Venture. Big Rock is required to provide initial exploration financing of $400,000 and also provide additional financing of up to $8.5 million to complete the acquisition and to develop the property if so required. Should Big Rock fails to provide the funding as required, we can increase our ownership position by providing the necessary financing..

An evaluation plan and program is currently underway under the Joint Venture.

The Claim is located in the New Westminster Mining Division, British Columbia, Map Number 092H:

Claim Name         Area Tenure       Type       Tenure Number     Expiry Date
----------         -----------       ----       -------------     -----------
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

EXPLORATION WORK - PLAN OF OPERATION PLANNED AND ACTUAL
The current plan of operations is to grid sample areas of the property by trenching and/or drilling. The grid was completed in August. The material recovered, sized and run through an on-site washing and recovery plant. So far 44 samples taken representatively are currently being assayed by Chemex Labs, North Vancouver, B.C. an Met-Soly Inc. of Langley B.C., with the information derived to be used to recommend specific mining areas, design the mining plan itself and determine most efficient recovery methods to be applied to the concentrates derived from the process.

The seismic survey; trenching and sample program; screen analysis; and assays; is designed to investigate depth to bedrock, sand and gravel strata, previous workings, and placer mineral continuity. All work will be conducted by local qualified independent professional engineers, mine operators, accountants and administrators.

PHASE I WORK PROGRAM ESTIMATE

Placer Mineral Tenure #523082              Option Deposit                 50,000      Completed
Placer Mineral Tenure # 523082             Claim to Lease                  5,000      Completed
Seismic Survey                             Frontier GeoScience Ltd.-
                                           Russell Hillman P.Eng          33,380        On hold
Road Upgrade to CPR Track                  Triple O Contracting           10,000      Completed
CPR Track Crossing                         Triple O Contracting-CPR       10,000      Completed
Bonding & Insurance                                                       10,000      Completed
Survey-12 Trenches (40' ea) 10' sample
increments = 48 samples                    Triple O                       36,000      Completed

48 Samples Processed                       Triple O Contracting           36,000      Completed
48 Assays                                                                 10,000       Underway
Pit Design                                 P.Eng (Mining)                  5,000       Underway
Process Design                             P.Eng (Metallurgical)           5,000       Underway
Contingency Reserve                                                      189,620
                                                                        --------
WORK PROGRAM BUDGET TOTAL                                               $400,000
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

PROPERTY ACQUISITION BUDGET ESTIMATE

Property Acquisition                                                  $1,500,000
Operational Budget Estimate
Road                                                                     305,000
Operating Equipment & Buildings                                        3,477,126
Working Capital                                                          517,290
Professional Fees                                                        225,584
Operational Budget                                                     2,475,000
                                                                      ----------
Total Required Capital                                                $8,500,000
                                                                      ==========

BULK TESTING SCHEDULE

The following schedule was used to conduct the bulk sampling program on the Lucky Thirteen Property.

     * The test program consists of a series trenches to a maximum depth of 40 feet
     *    Bulk samples are to be taken every 5 feet vertically
     *    All trenches will be backfilled upon completion of test.
     * A washing and concentrating plant was set up near the excavation area and used to generate the samples under analysis.

The minimal overburden will be removed and placed to the side of the test pits. Representative gravel material excavated from the trench will be screened to different size fractions. The gravel samples will be weighed and the information recorded. The concentrate captured is weighed and processed for minerals. In Phase I the gold content of the concentrates will be recovered by a gravity method. The remaining concentrates will be stored and retained for further analysis for other precious metals and by-products in Phase II of the Work Program.

Between each test the processing plant is washed down and cleaned up before the next test. The excavators will then backfill the finished trench doing the reclamation on a continuous basis.

COMPETITIVE FACTORS

The mining industry is highly fragmented. We are competing with many other exploration companies looking for gold. We are among the smallest exploration companies in existence and are an infinitely small participant in the mining business which is the cornerstone of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims. Readily available markets exist for the sale of gold. Therefore, we will likely be able to sell any gold that we are able to recover, in the event commercial quantities are discovered on the Lucky Thirteen Claim. The Lucky Thirteen Claim can produce commercially saleable gravels and decorative stone as part of the mining process. While valuable the gravel will have to be sold to an existing market and it is not possible to determine at the present time how large the gravel market for Lucky Thirteen products is.

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

As indicated above we will hire subcontractors on an as needed par time basis. Except for the agreement with Triple O Contracting for the initial test trenches, we have not entered into negotiations or agreements with any other potential subcontractors. We do not intend to initiate negotiations or hire anyone until we are nearing the time of commencement of our mining development activities.

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

RECOMMENDATIONS BY

T.L. Sadlier-Brown, Professional Geologist (report completed in 2007)

LUCKY 13 JOINT VENTURE

On May 12, 2011, the Company entered into an agreement with Big Rock Resources Ltd., an Alberta company ("Big Rock"), whereby the two companies commenced developing the Lucky Thirteen gold placer project (the "Project") under a 50/50 joint venture agreement (the "JV Agreement"). Under the terms of the JV Agreement, Big Rock has committed to a funding schedule as follows:

     1. Payment of $400,000 for the initial work program on the Project, payable as follows:
          a.   $50,000 by May 14, 2011;
          b.   $350,000 by May 31, 2011;

     2. Payment of $8,500,000 for the cost of putting the Project into production.

Under the terms of the Agreement, the operator is a British Columbia company was formed solely to operate the Project, Lucky 13 Mining Company Ltd., which is owned 50% by us and 50% by Big Rock.

Concurrent with signing of the JV Agreement, the parties to the initial acquisition agreement on the property, we have received permission from Peter Osha, agreed to assign our interest in that agreement to Lucky 13 Mining Company Ltd.

VALOLO CLAIM

On March 11, 2007 we purchased, for $5,000, the Valolo Gold Claim (hereinafter the "Valolo Claim") from The Valolo Group, LLC. an independent prospecting company based in Fiji. The Valolo Claim is situated approximately 9 miles south of the town of Korovou, on the island of Viti Levu, the largest and most populous island in the Republic of Fiji.

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

THE BIG BEAR CLAIMS

On June 14, 2011 we entered into a letter of intent and then on July 7, 2011 an Acquisition Agreement with Montana Mining Corporation to acquire the Big Bear Claims 1-9 in San Bernandino County, California. Subject to a 120 due diligence period we were to pay Montana Mining 11 million shares payable 3 million shares upon closing, 2.5 million shares on proving 2.5 million ounces of gold, and a final 1.5 million shares upon proving 3 million ounces of gold.

On July 22, 2011 we entered into a joint venture agreement with Bentall Fairview Resources Ltd. to fund up to $10 million to earn a 50% interest in the Big Bear Claims. The funding was to be $100,000 on August 2, 2011; $100,000 on September 16, 2011; and $9,800,000 to put the project into production.

On September 28, 2011, based on due diligence and sampling, we announced that we were not proceeding with the acquisition.

THE MONTAUBAN CLAIMS

On September 20, 2011 we entered into an acquisition and royalty agreement to acquire the Montaubon Gold Tailings Claims located 75 miles west of Quebec City, Canada from Laguna Finance Ltd. Under this agreement subject to due diligence and evaluation we were to pay 11 million shares at $2.00 per share and entered into a 1.5% net smelter royalty agreement.

Due diligence and other information did not show a project that met our requirement and we did not elect to proceed with this acquisition.

INVESTMENT POLICIES

Siga does not have an investment policy at this time. Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the directors are able to invest.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party or to which the Valolo Claim or the Lucky Thirteen is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since our date of inception. Management hopes to hold an Annual General Meeting of Stockholders during 2012.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, we have not paid any dividends on our common stock, and we do not anticipate that it will pay dividends in the foreseeable future. As at July 31, 2011, we had 37 shareholders; two of these shareholders are an officer and director.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since our inception.

There are no outstanding warrants or conversion privileges for our shares.

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

OPERATION STATEMENT DATA

                                                                                             18-Jan-07
                                                For the year          For the year           (date of
                                                   ended                 ended            incorporation) to
                                                 31-Jul-11             31-Jul-10             31-Jul-11
                                                 ---------             ---------             ---------
Exploration Costs                               $    10,331           $        --           $     15,331
Net loss in unconsolidated equity method
 investment                                     $    51,734                    --           $     51,734
General and Administrative                          167,329                24,511                302,874
Net loss from operations                        $   229,394           $    24,511           $    369,939
Weighted average shares outstanding
 (basic and fully diluted                        43,934,370            43,785,000
Net loss per share (basic and fully diluted)    $      0.01           $      0.00

BALANCE SHEET DATA

Cash and cash equivalent                        $    12,940           $        --
Total assets                                    $    12,940           $        --
Total liabilities                               $   120,529           $    58,195
Total Stockholders' deficiency                  $  (107,589)          $   (58,195)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CORPORATE ORGANIZATION AND HISTORY WITHIN THE LAST THREE YEARS

We werre incorporated under the laws of the State of Nevada on January 18, 2007 under the name Siga Resources Inc. We do not have any subsidiaries or affiliated companies. We have one joint venture project on the Lucky Thirteen Claim.

We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business. We have no intention of entering into a corporate merger or acquisition.

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

To become profitable and competitive, we must invest in the exploration of the Lucky Thirteen Claim before we can start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to fully implement our phased exploration program. We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the Lucky Thirteen Claim. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in the Company. We must raise cash to implement our planned exploration program if it is not funded by our joint venture partner and stay in business.

To meet our need for cash we must raise additional capital. We have entered into a joint venture to raise the required capital to develop the Lucky Thirteen Claim. We will attempt to raise additional money through a private placement, public offering or through loans. We have discussed this matter with our officers and directors. However, our officers and directors are unwilling to make any commitments to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. We require additional cash to continue operations. Such operations could take many years of exploration and would require expenditure of very substantial amounts of money, money we do not presently have and may never be able to raise. If we cannot raise it we will have to abandon our planned exploration activities and go out of business.

We estimate we will require $237,804 in cash over the next twelve months, including the cost of completing the exploration work for the Lucky Thirteen claim during that period. For a detailed breakdown refer to "Liquidity and Capital Reserves".

We may attempt to interest other companies to undertake exploration work on the Lucky Thirteen Claim through joint venture arrangement or even the sale of part of the Lucky Thirteen Claim. Neither of these avenues has been pursued as of the date of this Form 10-K.

During the year we have done significant exploration work on the Lucky Thirteen Claim and in order to finance the requisite work we have entered into a joint venture in which the joint venture partner pays for 100% of the costs and receives 50% of the net profit.

Since we do not presently have the requisite funds to explore and/or develop the Valolo Claim wemay decide to attempt to sell this Claim. We do not intend to hire any employees at this time. All of the work on the Lucky Thirteen Claim has been conducted by independent contractors that we have hired. The independent contractors are have been under the direction of the Joint Ventured responsible for surveying, geology, engineering, exploration, and excavation. Our presidents along with independent experts are currently evaluating the information derived from the exploration and excavation activities, and the engineers will advise us on the economic feasibility of proceeding with gold and gravel extraction.

TRENDS

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future unless we place a property in production. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in `Risk Factors' on page 5.

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

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2011 our total assets were $12,940 and our total liabilities were $120,529.

Not including the cost of completing the exploration phase of our Lucky Thirteen Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

                                                                    Estimated
      Expense                                         Ref.           Amount
      -------                                         ----           ------
Accounting and audit                                  (i)           $ 65,000
Edgar filing fees                                    (ii)              6,000
Filing fees - Nevada; Securities of State            (ii)                375
Office and general expenses                          (iv)             61,000
Estimated expenses for the next  twelve months                       132,375

Account payable as at July 31, 2011                                  105,429
Cash required for the next twelve months                            $237,804

Should the Joint Venture partner fail to fund the Lucky 13 Joint Venture, an additional $400,000 may be required to fund its Exploration Costs and Property Acquisition.

(i) Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

    Period               Form         Accountant        Auditor        Amount
    ------               ----         ----------        -------        ------
October 31, 2011         10-Q           9,000            3,000         12,000
January 31, 2012         10-Q           9,000            3,000         12,000
April 30, 2012           10-Q           9,000            3,000         12,000
July 31, 2012            10-K           9,000           20,000         29,000
Estimated total                       $36,000          $29,000        $65,000

(ii) Edgar filing fees

We will be required to file the annual Form 10-K estimated at $250 and the three Form 10-Qs at $250 each for a total cost of $1,000. Additional Form 8-K should cost an additional $1,000. The conversion costs to XBLR is estimated at $4,000.

(iii) Filing fees in Nevada

To maintain the Company in good standing in the State of Nevada an annual fee of approximately $375 has been paid to the Secretary of State.

(iv) Office and general

We have estimated a cost of approximately $25,000 for photocopying, printing, fax and delivery, travel, transfer agent and entertainment. Director Fees total $3,000 per month or $36,000. Total Office and General is estimated to be $61,000.

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of July 31, 2011, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

TWELVE MONTHS ENDED JULY 31, 2011 AND 2010 AND FOR THE PERIOD FROM JANUARY 18, 2007 (DATE OF INCEPTION) TO JULY 31, 2011.

                                                                                          Date of
                                                    Year ended        Year ended        inception to
Expense                              Reference     July 31, 2011     July 31, 2010     July 31, 2011
-------                              ---------     -------------     -------------     -------------
Accounting and auditing                  (i)         $ 34,585          $ 10,500          $ 73,181
Bank charges and interest                                 503                --               868
Consulting                                                 --                --            17,000
Edgarizing                                                 --                --             2,898
Exploration                             (ii)           10,331                --            10,331
Impairment of mineral claims                               --                --             5,000
Filing fees                                                --                --             1,695
Incorporation costs                                        --                --               720
Legal                                                     338                --            10,156
Management fees                        (iii)          123,000             9,000           162,000

Net loss in unconsolidated equity
method of investment                    (iv)           51,734                --            51,734
News Releases                            (v)            2,425                --             2,425
Office                                                     99               143             2,179
Rent                                                       --             2,700            11,700
Telephone                                                  --             1,350             5,850
Transfer agent's fees                   (vi)            1,956               816             7,779
Travel                                 (vii)            4,423             4,423
                                                     --------          --------          --------
TOTAL EXPENSES                                       $229,394          $ 24,509          $369,939
                                                     ========          ========          ========

(i) Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the financial statements for the year ended July 31, 2011, as well as for the preparation and review of the financial statements for the three months ended October 31, 2010, the six months ended January 31, 2011, and the nine months ended April 30, 2011.

(ii) Exploration

Exploration costs were incurred upon the acquisition of the Lucky 13 Mining Claim prior to entering into the joint venture

(iii) Management fees

In accordance with the consulting agreements entered into by the Company with its directors, the directors were paid 100,000 common shares each at a total value of $90,000. Monthly consulting fees were paid at the rate of $1,500 per month for each director.

(iv) Net loss in unconsolidated equity method investment

During the year there was approximately $149,046 of exploration expenditures incurred on the Lucky 13 property. Our share of expenses was $50,734 in 2011.

(v) News Releases

Several news releases were issued during the last year at a cost of $2,425.

(vi) Transfer Agent Fees

The transfer agent fees increased from $816 in 2010 to $1,956 in 2011. This increase was due to increased activity by the Company.

(vii) Travel

The travel fees increased to $4,423 in 2011. This increase was due to exploration activities incurring during the year near Hope British Columbia.

BALANCE SHEETS

Total cash and cash equivalents, as of July 31, 2011 was $12,940 and nil as at July 31, 2010. Our working capital deficiency as at July 31, 2011 was a $107,589 and as of July 31, 2010, $58,195.

Total stockholders' deficiency as of July 31, 2011 was $107,589 and $58,195 as at July 31, 2010. Total shares outstanding as at July 31, 2011 was 45,025,000 and 2010 were 43,785,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET INFORMATION

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.
The number of shares subject to Rule 144 is 24,865,000

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

In the future our common stock trading price might be volatile with wide fluctuations. Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

     * our variations in our operations results, either quarterly or annually;
     * trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;
     *    the exploration results on the Lucky Thirteen Claim, and
     *    other events which we have no control over.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended July 31, 2011 have been examined by our independent accountants, Madsen & Associates CPA's Inc. and attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended July 31, 2011, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA's Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA's Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley ("SOX") Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company's Chief Executive Officer, being Edwin Morrow, and Chief Financial Officer, being Robert Malasek. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

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

As of July 31, 2011, the management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Management concluded, during the year ended July 31, 2011, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls which management considers to be material weaknesses.

In the light of management's review of internal control procedures as they relate to COSO and the SEC the following were identified:

     * The Company's Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee,
     * The Company has limited segregation of duties which is not consistent with good internal control procedures.
     * The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.
     * There are no effective controls instituted over financial disclosure and the reporting processes.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address                        Position(s)                   Age
----------------                        -----------                   ---

Edwin G. Morrow                    Chief Executive Officer,           66
1002 Ermine Court,                 President and Director (1)
South Lake Tahoe, CA 96150

Robert Malasek                     Chief Financial Officer,           43
6121 Paseo Ensillar                Chief Accounting Officer,
Calsbad CA 92009                   Secretary-Treasurer and
                                   Director (2)

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

ROBERT MALASEK has been a director and Secretary Treasurer of the Company since Sept 28, 2010. Mr. Malasek currently serves as the Chief Financial Officer for Liberty Coal Energy Corp. since April 2011, and as Chief Financial Officer for NatureWell, Inc.. to which he was appointed on August 15, 2006. Mr. Malasek had previously served as Controller for NatureWell, Inc. From 1987 until August 1999 Robert was employed with Starwood Hotel & Resorts Worldwide, Inc. in a number of positions within the accounting department and became Assistant Controller in 1998 until his departure in 1999. Mr. Malasek received his Bachelor of Science in Accountancy from San Diego State University, California in 1998.

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

We will have to engage the services of certain consultants to assist in the exploration of our previous mineral claims and to prepare a report on the Lucky Thirteen Claim. Such consultant will responsible for hiring and supervising, the exploration work on the Company's claims in the near future. This individual will be responsible for the completion of the geological work and, therefore, will be an integral part of our operations although he or she will not be considered an employee either on a full time or part time basis. This is because our exploration programs will not last more than a few weeks and once completed this individual will no longer be required. We have not identified any individual who would work as a consultant for us.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation to our directors and officers was paid as follows:

                                                                Long Term Compensation
                                                         -----------------------------------
                                 Annual Compensation             Awards             Payouts
                              ------------------------   -----------------------   ---------
Name and                                                 Restricted
Principal                                Other Annual      Stock       Options/*     LTIP         All Other
Position             Year     Salary    Compensation($)   Awards($)     SARs(#)    Payouts($)   Compensation($)
--------             ----     -------   --------------    ---------     -------    ----------   --------------
Edwin G. Morrow      2008      -0-           -0-             -0-            -0-       -0-            -0-
President, CEO       2009      -0-           -0-             -0-            -0-       -0-            -0-
and Director         2010      -0-           -0-             -0-            -0-       -0-            -0-
                     2011      -0-         16,500          45,000           -0-       -0-            -0-

Robert Malasek       2008      -0-           -0-             -0-            -0-       -0-            -0-
Secretary Treasurer, 2009      -0-           -0-             -0-            -0-       -0-            -0-
CFO and Director     2010      -0-           -0-             -0-            -0-       -0-            -0-
                     2011      -0-         16,500          45,000           -0-       -0-            -0-

Arun Kumar           2008      -0-           -0-             -0-            -0-       -0-            -0-
President, CEO       2009      -0-           -0-             -0-            -0-       -0-            -0-
and Director         2010      -0-           -0-             -0-            -0-       -0-            -0-

Rohit Singh          2008      -0-           -0-             -0-            -0-       -0-            -0-
Secretary Treasurer, 2009      -0-           -0-             -0-            -0-       -0-            -0-
CFO and Director     2010      -0-           -0-             -0-            -0-       -0-            -0-

COMPENSATION OF DIRECTORS

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

CONSULTING AGREEMENTS WITH EXECUTIVE OFFICERS AND DIRECTORS

There are consulting agreements with both of the officers or directors. Under their respective agreements, the directors are to be paid $1,500 per month each and each received 100,000 shares upon entering into these agreements.

STOCK OPTION PLAN

We have never established any form of stock option plan for the benefit of our directors, officers or future employees. We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

BONUSES AND DEFERRED COMPENSATION

None

COMPENSATION PURSUANT TO PLANS

None

PENSION TABLE

None

TERMINATION OF EMPLOYMENT

There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in Summary of Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with us, or any change in control of us, or a change in the person's responsibilities following a change in control of us.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

We know of no director orofficer, ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a). We do not know whether the beneficial owner of more than ten percent of any class of equity securities of our stock registered pursuant to Section 12 ("Reporting Person") has filed any reports required to be furnished pursuant to Section 16(a)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at xx, 2011, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title or      Name and Address of      Amount of Beneficial
 Class        Beneficial Owner (1)        Ownership (2)         Percent of Class
 -----        --------------------        -------------         ----------------
Common        Arun Kumar                    17,500,000                38.9%
Stock         #8 Nairal Rd., Raiwai,
              Suva, Fiji

Common        Rohit Singh                    8,750,000                19.4%
Stock         Narata, Nausori, GPO,
              Box 1004, Suva, Fiji

Common        Ed Morrow                        100,000                 0.0%
Stock         1002 Ermine Court,
              South Lake Tahoe, CA 96150

Common        Robert Malasek                   100,000                 0.0%
Stock         6121 Paseo Ensillar,
              Calsbad CA 92009

Common        Greater than 5%               26,250,000                58.3%
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

The number of shares under Rule 144 is 23,825,000.

Our two largest shareholders, Arun Kumar and Rohit Singh, own, collectively, 26,250,000 issued and outstanding shares of our common stock. All except 1,750,000 of these shares are "restricted shares" as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

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

     - are entitled to share ratably in all of our assets available for distribution upon winding up of our affairs; and

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Except as indicated below, there were no material transactions, or series of similar transactions, since our inception, or any currently proposed transactions, or series of similar transactions, to which Siga was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by Siga to own of record or beneficially more than 5% of any class of Siga's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

INDEBTEDNESS OF MANAGEMENT

There were no material transactions, or series of similar transactions, since our inception, or any currently proposed transactions, or series of similar transactions, to which we are or are to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than 5% of the common shares of our capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

CONFLICTS OF INTEREST

None of our officers and directors is a director or officer of any other company involved in the gold mining industry. However, there can be no assurance such involvement in other companies in the mining industry will not occur in the future. Such potential future involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on January 19, 2007, a Code of Ethics for the Board of Directors (the "Code"). Our Code embodies our commitment to such ethical principles and sets forth the responsibilities of us and its officers and directors to its shareholders, employees, customers, lenders and other organizations. Our Code addresses general business ethical principles and other relevant issues.

TRANSACTIONS WITH PROMOTERS

We do not have promoters and have no transactions with any promoters.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended July 31, 2011 for professional services for the review of the quarterly financial statements as at October 31, 2010, January 31, 2011 and April 30, 2011, annual financial statements as of July 31, 2011 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows: $1,500 for each of the quarters ended October 31, 2010, January 31, 2011 and April 30, 2011 and approximately $7,500 for the audit of July 31, 2011.

(2) Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Siga's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3) Tax Fees

The aggregate fees billed in July 31, 2011 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4) All Other Fees

During the period from inceptions to July 31, 2011 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5) Audit Committee's Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with us to make any pre-approval policies meaningful. Once we have elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6) Audit Hours Incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by our internal accountant.

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

4 Stock Specimen (incorporated by reference from Siga's Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.1 Transfer Agent and Registrar Agreement (incorporated by reference from Siga's Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.2 Corporate Acquisition Agreement between Siga, Touchstone Ventures Ltd, and Touchstone Precious Metals, Inc dated September 24, 2010 (incorporated by reference from Siga's Form 10K for the year ended July 31, 2010)

10.3 Letter Agreement dated May 15, 2010 between Peter Osha and Touchstone Precious Metals, Inc. regarding the Option to Purchase the Lucky Thirteen Claim from Peter Osha. (incorporated by reference from Siga's Form 10K for the year ended July 31, 2010)

10.4 Extension Agreement dated October 14, 2010 between Peter Osha, Touchstone Ventures Ltd, Touchstone Precious Metals Inc., and Siga Resources Inc. (incorporated by reference from Siga's Form 10Q for the Quarter ended October 31, 2010)

10.5 Property Acquisition and Royalty Agreement dated January 16, 2011 between Siga Resources Inc. and Peter Osha (incorporated by reference from Siga's Form 10Q for the Quarter ended January 31, 2011)

10.6 Joint Venture Agreement dated May 12, 2011 between Big Rock Resources Ltd. and Siga Resources Inc. regarding the development of the Lucky Thirteen Claim. (incorporated by reference from Siga's Form 8K filed May 14, 2011).

10.7 Letter of Intent dated June 14, 2011 between Montana Mining Company and Siga Resources Inc. regarding the acquisition of the Big Bear Claims 1-9 located in San Bernardino County, California (incorporated by reference from Siga's Form 8K filed June20, 2011).

10.8 Revised Acquisition Agreement dated July 7, 2011 between Montana Mining Company and Siga Resources Inc. regarding the acquisition of the Big Bear Claims 1-9 located in San Bernardino County, California (incorporated by reference from Siga's Form 8K filed July 12, 2011).

10.9 Joint Venture Agreement dated July 22, 2011 between Bentall Fairview Resources Ltd.. and Siga Resources Inc. regarding the development of the Big Bear Claims. (incorporated by reference from Siga's Form 8K filed July 22, 2011).

10.10 Property Acquisition and Royalty Agreement dated September 20, 2011 between Siga Resources Inc. and Laguna Finance Ltd. regarding the acquisition of the Moutauban Gold Tailing Claims located in near Quebec City, Canada (incorporated by reference from Siga's Form 8K filed September 28, 2011) .

31.1   Certification of the Chief Executive Officer and President

31.2   Certification of the Chief Financial Officer

32.1   Certification of the Chief Executive Officer and President

32.2   Certification of the Chief Financial Officer

33-0   XBRT Report

FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                           Page
-----------------                                                           ----

Report of Madsen & Associates, CPA's Inc.                                    F-1

Balance Sheets as at July 31, 2011 and 2010                                  F-2

Statement of Operations for years ended July 31, 2011 and 2010 and
for the period from January 18, 2007 (date of inception) to July 31, 2011    F-3

Statement of Changes in Shareholders' Deficiency for the period from
January 18, 2007 (date of inception) to July 31, 2011                        F-4

Statement of Cash Flows for years ended July 31, 2011 and 2010 and
for the period ended January 18, 2007 (date of inception) to July 31, 2011   F-5

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

Date:  November 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


By: /s/ Edwin G. Morrow
    ----------------------------------
    Edwin Morrow
    Chief Executive Officer,
    President and Director

Date: November 23, 2011


By: /s/ Robert Malasek
    ----------------------------------
    Robert Malasek
    Chief Financial Officer,
    and Director

Date: November 23, 2011

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Siga Resources, Inc.
(an Exploration Stage Company)

We have audited the accompanying balance sheets of Siga Resources, Inc. (an Exploration Stage Company) (the Company) as of July 31, 2011 and 2010, and the related statements of operations, stockholders' deficiency, and cash flows for each of the years in the two-year period ended July 31, 2011, and for the period January 18, 2007 (date of inception) to July 31, 2011. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siga Resources, Inc. (an Exploration Stage Company) as of July 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2011, and for the period January 18, 2007 (date of inception) to July 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty


/s/ Madsen & Associates CPA's, Inc.
--------------------------------------------
Murray, Utah
November 10, 2011

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                                 BALANCE SHEETS

                                                                    July 31, 2011       July 31, 2010
                                                                    -------------       -------------
ASSETS

CURRENT ASSETS
  Cash                                                                $  12,940           $      --
                                                                      ---------           ---------
TOTAL CURRENT ASSETS                                                     12,940                  --
                                                                      ---------           ---------

TOTAL ASSETS                                                          $  12,940           $      --
                                                                      =========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                                    $ 102,494           $  58,195
  Due to related parties                                                 18,035                  --
                                                                      ---------           ---------

TOTAL CURRENT LIABILITIES                                               120,529              58,195
                                                                      ---------           ---------
STOCKHOLDERS' DEFICIENCY
  Common stock
   500,000,000 shares authorized, at $0.001 par value;
   45,025,000 shares issued and outstanding as of April 30, 2011
   (43,785,000 as of July 31, 2010) (Note 5)                             45,025              43,785
  Capital in excess of par value                                        197,325              38,565
  Share Subscriptions received                                           20,000                  --
  Deficit accumulated during the pre-exploration stage                 (369,939)           (140,545)
                                                                      ---------           ---------
TOTAL STOCKHOLDERS' DEFICIENCY                                         (107,589)            (58,195)
                                                                      ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $  12,940           $      --
                                                                      =========           =========


   The accompanying notes are an integral part of these financial statements.

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                             STATEMENT OF OPERATIONS
                 For the years ended July 31, 2011 and 2010 and
   for the period from January 18, 2007 (date of inception) to July 31, 2011

                                                                                          18-Jan-07
                                                          Year ended                    (inception) to
                                             31 July 2011          31 July 2010          31 July 2011
                                             ------------          ------------          ------------
REVENUES                                     $         --          $         --          $         --

EXPENSES
  Exploration costs                                10,331                    --                15,331
  Net loss in unconsolidated equity
   method investment                               51,734                    --                51,734
  General and administrative                      167,329                24,511               302,874
                                             ------------          ------------          ------------
TOTAL EXPENSES                                    229,394                24,511               369,939
                                             ------------          ------------          ------------

NET LOSS                                     $    229,394          $     24,511          $    369,939
                                             ============          ============          ============
NET LOSS PER COMMON SHARE
  Basic and diluted                          $       0.01          $       0.00

WEIGHTED AVERAGE OUTSTANDING SHARES
  Basic and diluted                            43,934,370            43,785,000


   The accompanying notes are an integral part of these financial statements.

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
          Period January 18, 2007 (date of inception) to July 31, 2011

                                                                                                   Deficit
                                                                                                 Accumulated
                                   Common                            Par         Capital in         During
                                   shares       Subscriptions       Value         excess of      Exploration
                                   issued         received          Amount        par value         Stage          Total
                                   ------         --------          ------        ---------         -----          -----
Balance, January 18, 2007                --      $       --      $       --      $       --     $       --      $       --

Common shares for cash           43,785,000              --          43,785         (17,985)            --          25,800
Capital contribution -
 non-cash expenses                       --              --              --           8,700             --           8,700

Net operating loss
 (date of inception) to
 July 31, 2007                           --              --              --              --        (22,659)        (22,659)
                                 ----------      ----------      ----------      ----------     ----------      ----------
Balance as at July 31, 2007      43,785,000              --          43,785          (9,285)       (22,659)         11,841

Capital contribution -
 non-cash expenses                       --              --              --          17,400             --          17,400

Net operating loss for the
 year ended July 31, 2008                --              --              --              --        (57,226)        (57,226)
                                 ----------      ----------      ----------      ----------     ----------      ----------
Balance as of July 31, 2008      43,785,000              --          43,785           8,115        (79,885)        (27,985)

Capital contribution -
 non-cash expenses                       --              --              --          17,400             --          17,400

Net operating loss for the
 year ended July 31, 2009                --              --              --              --        (36,149)        (36,149)
                                 ----------      ----------      ----------      ----------     ----------      ----------
Balance as of July 31, 2009      43,785,000              --          43,785          25,515       (116,034)        (46,734)

Capital contribution -
 non-cash expenses                       --              --              --          13,050             --          13,050

Net operating loss for the
 year ended July 31, 2010                --              --              --              --        (24,511)        (24,511)
                                 ----------      ----------      ----------      ----------     ----------      ----------
Balance as of July 31, 2010      43,785,000              --          43,785          38,565       (140,545)        (58,195)

Share subscriptions received             --          20,000              --              --             --          20,000

Issuance of shares for services     200,000              --             200          89,800             --          90,000

Issuance of shares for cash       1,040,000              --           1,040          68,960             --          70,000

Net operating loss for the
 year ended July 31, 2011                --              --              --              --       (229,394)       (229,395)
                                 ----------      ----------      ----------      ----------     ----------      ----------
Balance as of July 31, 2011      45,025,000      $   20,000      $   45,025      $  197,325     $ (369,939)     $ (107,589)
                                 ==========      ==========      ==========      ==========     ==========      ==========

   The accompanying notes are an integral part of these financial statements

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
                 For the years ended July 31, 2011 and 2010 and
   for the period from January 18, 2007 (date of inception) to July 31, 2011

                                                                                               January 18, 2007
                                                         Year ended           Year ended        (inception) to
                                                        31 July 2011         31 July 2010         31 July 2011
                                                        ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $ (229,394)          $  (24,511)          $ (369,939)
  Adjustments to reconcile net loss to net
   cash (used in) operating activities:
     Impairment loss on mineral claims                          --                   --                5,000
     Net loss in equity method investment                   51,734                   --               51,734
     Stock issued for consulting services                   90,000                   --               90,000
     Capital contributions - non-cash expenses                  --               13,049               56,550
     Changes in accounts payable                            44,299                7,000              102,494
                                                        ----------           ----------           ----------
Net Cash (Used) in Operating Activities                    (43,361)              (4,462)             (64,161)
                                                        ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Mining Leases                              (51,734)                  --              (56,734)
                                                        ----------           ----------           ----------

Net Cash (Used in) Investing Activities                    (51,734)                  --              (56,734)
                                                        ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Share subscriptions received                              20,000                   --               20,000
  Due to related parties                                    18,035                4,462               18,035
  Proceeds from issuance of common stock                    70,000                   --               95,800
                                                        ----------           ----------           ----------
Net Cash Provided by Financing Activities                  108,035                4,462              133,835
                                                        ----------           ----------           ----------

Net Increase (Decrease) in Cash                             12,940                   --               12,940

Cash at Beginning of Period                                     --                   --                   --
                                                        ----------           ----------           ----------

CASH AT END OF PERIOD                                   $   12,940           $       --           $   12,940
                                                        ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Stock issued for consulting services                  $   90,000           $       --           $   90,000
                                                        ==========           ==========           ==========
  Investment in joint venture                              (51,734)                  --              (51,734)
                                                        ==========           ==========           ==========
  Capital contributions - non-cash expenses                     --           $   13,049           $   56,550
                                                        ==========           ==========           ==========


   The accompanying notes are an integral part of these financial statements

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2011

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

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Income Taxes - continued

On July 31, 2011, the Company had a net operating loss carry forward of $369,939 for income tax purposes. The tax benefit of approximately $125,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses will begin to expire in 2027.

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

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2011

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

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2011

4. INVESTMENT IN JOINT VENTURE

On January 16, 2011, the Company entered into a Property Acquisition and Royalty Agreement with Peter Osha whereby the Company would have acquired Peter Osha's Lucky Thirteen Placer Mining Property near Hope, British Columbia, Canada in exchange for $1.5 million Canadian plus a 3% net smelter royalty. Payments on the property are due as follows:

         By or before January 15, 2011           *$   10,000
         By or before April 15, 2011             *    40,000
         By or before July 15, 2011              **   50,000
         By or before January 15, 2012               100,000
         By or before July 15, 2012                  100,000
         By or before January 15, 2013               150,000
         By or before July 15, 2013                  150,000
         By or before January 15, 2014               200,000
         By or before July 15, 2014                  200,000
         By or before January 15, 2015               250,000
         By or before July 15, 2015                  250,000
         Total                                    $1,500,000

----------
*  Paid by the Company
** Paid by Lucky 13 Mining Company Ltd.

This agreement replaces the previously disclosed agreement dated September 16, 2010 between the company and Touchstone Precious Metals Inc.

On May 12, 2011, the Company entered into a joint venture agreement with Big Rock Resources Inc. whereby, the Company transferred its interest (and related payments due) in the Lucky Thirteen Mining Property to Lucky 13 Mining Company Ltd. This transfer provided the Company with a 50% ownership interest in Lucky 13 Mining Company Ltd. Per the joint venture agreement, Big Rock Resources Inc. has agreed to fund Lucky 13 Mining Company Ltd. to provide financing for exploration and for its mineral lease payments. Payments due from Big Rock Resources Inc. to Lucky 13 Mining Company Ltd. are as follows:

     1. Payment of $400,000 for the initial work program and property payments on the Project, payable as follows:
          a.   $50,000 by May 14, 2011, which has been received;
          b.   $350,000 by May 31, 2011 which has been received;

     2. Payment of $8,500,000 for the cost of putting the Project into production. Lucky 13 Mining Company Ltd. is 50% owned by both Big Rock Resources Ltd. and the Company.

As indicated above, the Company transferred its interests in the Mining Claims to the Joint Venture with a cost basis of $51,734. The Company accounts for this Joint Venture using the equity method. For the time period May 12, 2011 to July 31, 2011, the joint venture reported a net loss of approximately $143,000. Accordingly, the Company recorded its share of those losses, but only up to the cost of its investment.

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2011

5. RELATED PARTY TRANSACTIONS

Officers-directors are accruing management fees payable of $1,500 per month to each director. As of July 31, 2011 $18,035 is due to the Company's directors. On November 15, 2010, 200,000 shares were issued to the directors under the terms and conditions of their consulting agreements.

6. CAPITAL STOCK

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

As noted above, the Company issued 200,000 shares to the directors as per their consulting agreements. These shares were valued at $90,000, which was the quoted price of the Company's stock on the agreement date of September 9, 2010. These shares were issued on November 15, 2010.

On July 28, 2011, the Company completed a private placement consisting of 1,000,000 shares for a total consideration of $60,000 and 40,000 shares for a total consideration of $10,000. The Company has also received $20,000 for a share subscription, for which the Company will issue 80,000 shares.

7. GOING CONCERN

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