Form 10-Q
period 2011-10-31
Siga Resources Inc.
filed 2011-12-14
CIK 1386936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE
    ACT OF 1934

                  For the quarter period ended October 31, 2011

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer" and "small reporting company" Rule 12b-2 of the Exchange Act.

Large  accelerated  filer [ ]                      Accelerated  filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 5, 2011: 45,025,000 common shares

                                                                           Page
                                                                          Number
                                                                          ------

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (unaudited)                                     3

         Balance Sheet as at October 31, 2011 and July 31, 2010               4

         Statement of Operations
         For the three months ended October 31, 2011 and 2010 and
         for  the period January 18, 2007 (Date of Inception) to
         October 31, 2011                                                     5

         Statement of Cash Flows
         For the three  months ended October 31, 2011 and 2010 and
         for the period January 18, 2007 (Date of  Inception) to
         October 31, 2011                                                     6

         Notes to the Financial Statements.                                   7

ITEM 2.  Management's Discussion and Analysis of Financial Conditions
         and Results of Operations                                           12

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk           16

ITEM 4.  Controls and Procedures                                             16

ITEM 4T. Controls and Procedures                                             18

PART 11. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   18

ITEM 1A. Risk Factors                                                        18

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds         22

ITEM 3.  Defaults Upon Senior Securities                                     22

ITEM 4.  Submission of Matters to a Vote of Security Holders                 22

ITEM 5.  Other Information                                                   22

ITEM 6.  Exhibits                                                            23

SIGNATURES                                                                   25

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Siga Resources, Inc. ( an exploration stage company) at October 31, 2011(with comparative figures as at July 31, 2010) and the statement of operations for the three months ended October 31, 2011 and 2010 and for the period from January 18, 2007 (date of incorporation) to October 31, 2011 and the statement of cash flows for the three months ended October 31, 2011 and 2010 and for the period from January 18, 2007 (date of incorporation) to October 31, 2011 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended October 31, 2011 are not necessarily indicative of the results that can be expected for the year ending July 31, 2012.

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                                 BALANCE SHEETS

                                                                    (Unaudited)
                                                                 October 31, 2011     July 31, 2011
                                                                 ----------------     -------------
ASSETS

CURRENT ASSETS
  Cash                                                             $   11,544           $   12,940
  Prepaid expenses                                                      3,000                   --
                                                                   ----------           ----------
Total Current Assets                                                   14,544               12,940

TOTAL ASSETS                                                           14,544               12,940

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                                     95,955              102,494
  Advances                                                             65,000                   --
  Due to related parties                                                5,500               18,035
                                                                   ----------           ----------
Total Current Liabilities                                             166,455              120,529
                                                                   ----------           ----------

TOTAL LIABILITIES                                                     166,455              120,529

STOCKHOLDERS' DEFICIENCY
  Common stock
   500,000,000 shares authorized, at $0.001 par value;
   45,025,000 shares issued and outstanding as of October 31
   and July 31, 2011                                                   45,025               45,025
  Capital in excess of par value                                      197,325              197,325
  Share subscriptions received                                         20,000               20,000
  Deficit accumulated during the exploration stage                   (414,261)            (369,939)
                                                                   ----------           ----------
Total Stockholders' Deficiency                                       (151,911)            (107,589)
                                                                   ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $   14,544           $   12,940
                                                                   ==========           ==========

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                             STATEMENT OF OPERATIONS

    For three months ended October 31, 2011 and 2010 and for the period from
            January 18, 2007 (date of inception) to October 31, 2011
                                   (Unaudited)

                                                                                              From
                                                                                        January 18, 2007
                                              Three months          Three months           (date of
                                                 ended                 ended             inception) to
                                               October 31,           October 31,           October 31,
                                                  2011                  2010                  2011
                                              ------------          ------------          ------------
REVENUES                                      $         --          $         --          $         --
                                              ------------          ------------          ------------
EXPENSES
  Exploration costs                                     --                    --                15,331
  Net loss in unconsolidated equity
   method investment                                    --                    --                51,734
  General and administrative                        44,322                 6,344               347,196
                                              ------------          ------------          ------------

NET LOSS FROM  OPERATIONS                     $     44,322          $      6,344          $    414,261
                                              ============          ============          ============

NET LOSS PER  COMMON SHARE

Basic and diluted                             $       0.00          $       0.00
                                              ============          ============

WEIGHTED AVERAGE OUTSTANDING  SHARES

Basic and diluted                               45,025,000            43,785,000
                                              ============          ============


                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                             STATEMENT OF CASH FLOWS

  For the three months ended October 31, 2011 and 2010 and for the period from
            January 18, 2007 (date of inception) to October 31, 2011
                                   (Unaudited)

                                                                                                        From
                                                                                                   January 18, 2007
                                                           Three months         Three months          (date of
                                                              ended                ended            inception) to
                                                            October 31,          October 31,          October 31,
                                                               2011                 2010                 2011
                                                            ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $  (44,322)          $   (6,334)          $ (414,261)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Impairment loss on mineral properties                          --                   --                5,000
     Net loss in equity method investment                           --                   --               51,734
     Stock issued for consulting services                           --                   --               90,000
     Capital contributions - non-cash expense                       --                   --               56,550
     Changes in prepaid expenses                                (3,000)                  --               (3,000)
     Changes in accounts payable                                (6,539)               6,334               95,955
                                                            ----------           ----------           ----------
Net cash (used in) operating activities                        (53,861)                 (10)            (118,022)
                                                            ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Mining Leases                                       --                   --              (56,734)
                                                            ----------           ----------           ----------
Net cash (used in) investing activities                             --                   --              (56,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from share subscriptions                        --                   --               20,000
  Proceeds from advances                                        65,000                   --               65,000
  Due to related parties                                       (12,535)               2,000                5,500
  Proceeds from issuance of common stock                            --                   --               95,800
                                                            ----------           ----------           ----------
Net cash (used in) provided by financing activities             52,465                2,000              186,300
                                                            ----------           ----------           ----------

Net (Decrease) Increase in Cash                                 (1,396)               1,990               11,544

Cash at Beginning of Period                                     12,940                   --                   --
                                                            ----------           ----------           ----------

CASH AT END OF PERIOD                                       $   11,544           $    1,990           $   11,544

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCIAL ACTIVITIES

Shares issued for consulting services                       $       --           $       --           $   90,000
                                                            ==========           ==========           ==========
Investment in joint venture                                 $       --           $       --           $  (51,734)
                                                            ==========           ==========           ==========
Capital contributions - non-cash expense                    $       --           $       --           $   56,550
                                                            ==========           ==========           ==========

                 The accompanying notes are an integral part of
                      these unaudited financial statements

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2011
                                   (Unaudited)


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

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and is in the exploration stage.

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

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2011
                                   (Unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INCOME TAXES - CONTINUED

On October 31, 2010 the Company had a net operating loss carry forward of $414,261 for income tax purposes. The tax benefit of approximately $141,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses will begin to expire in 2027.

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

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2011
                                   (Unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

MINERAL PROPERTY ACQUISITION COSTS

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2011
                                   (Unaudited)


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

4. INVESTMENT IN JOINT VENTURE

On January 16, 2011, the Company entered into a Property and Royalty Agreement with Peter Osha whereby the Company would have acquired Peter Osha's Lucky Thirteen Placer Mining Property near Hope, British Columbia, Canada in exchange for $1.5 million Canadian plus a 3% net smelter royalty. Payments on the property are due as follows:

               By or before January 15, 2011        * $   10,000
               By or before April 15, 2011          *     40,000
               By or before July 15, 2011           **    50,000
               By or before January 15, 2012             100,000
               By or before July 15, 2012                100,000
               By or before January 15, 2013             150,000
               By or before July 15, 2013                150,000
               By or before January 15, 2014             200,000
               By or before July 15, 2014                200,000
               By or before January 15, 2015             250,000
               By or before July 15, 2015                250,000
                                                      ----------
               Total                                  $1,500,000
                                                      ==========
----------
*  Paid by the Company
** Paid by Lucky 13 Mining Company Ltd.

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

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2011
                                   (Unaudited)


4. INVESTMENT IN JOINT VENTURE (CONTINUED)

As indicated above, the Company transferred its interests in the Mining Claims to the Joint Venture with a cost basis of $51,734. The Company accounts for this Joint Venture using the equity method. For the time period May 12, 2011 to October 31, 2011, the joint venture reported a net loss of approximately $186,000. Accordingly, the Company recorded its share of those losses, but only up to the cost of its investment.

5. RELATED PARTY TRANSACTIONS

On November 15, 2010, 200,000 shares of common stock were issued to the directors under the terms and conditions of their consulting agreements.

Officers-directors are accruing management fees payable of $1,500 per month to each director. As of October 31, 2011 $5,500 is due to the Company's officers-directors.

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

As noted above in Footnote 5, the Company issued 200,000 shares to the directors as per their consulting agreements. These shares were valued at $90,000, which was the quoted price of the Company's stock on the agreement date of September 9, 2010. These shares were issued on November 15, 2010.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE ORGANIZATION AND HISTORY WITHIN THE LAST THREE YEARS

We were incorporated under the laws of the State of Nevada on January 18, 2007 under the name Siga Resources Inc. We do not have any subsidiaries or affiliated companies. We have one joint venture project on the Lucky Thirteen Claim.

We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business. We have no intention of entering into a corporate merger or acquisition.

BUSINESS DEVELOPMENT SINCE INCEPTION

There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are an exploration stage company and have not generated any revenues from our exploration activities. Further, we have not generated any revenues since our formation on January 18, 2007. We cannot guarantee we will be successful in our exploration activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

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

We may attempt to interest other companies to undertake exploration work on the Lucky Thirteen Claim through joint venture arrangement or even the sale of part of the Lucky Thirteen Claim. Neither of these avenues has been pursued as of the date of this Form 10-Q .

During the quarter we have done significant exploration work on the Lucky Thirteen Claim financed by our joint venture in which the joint venture partner pays for 100% of the costs and receives 50% of the net profit.

Since we do not presently have the requisite funds to explore and/or develop the Valolo Claim we may decide to attempt to sell this Claim. We do not intend to hire any employees at this time. All of the work on the Lucky Thirteen Claim has been conducted by independent contractors that we have hired. The independent contractors are have been under the direction of the Joint Ventured responsible for surveying, geology, engineering, exploration, and excavation. Our presidents along with independent experts are currently evaluating the information derived from the exploration and excavation activities, and the engineers will advise us on the economic feasibility of proceeding with gold and gravel extraction.

TRENDS

We are in the explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future unless we place a property in production. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in `Risk Factors' on page 5.

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

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2011 our total assets were $14,544 and our total liabilities were $166,455.
Not including the cost of completing the exploration phase of our Lucky Thirteen Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

                                                                       Estimated
           Expense                                        Ref.           Amount
           -------                                        ----           ------
Accounting and audit                                       (i)          $ 65,000
Edgar filing fees                                         (ii)             6,000
Filing fees - Nevada; Securities of State                 (ii)               375
Office and general expenses                               (iv)            61,000
Estimated expenses for the next  twelve months                           132,375

Account payable as at October 31, 2011                                   166,455
Cash required for the next twelve months                                $298,830

Should the Joint Venture partner fail to fund the Lucky 13 Joint Venture, an additional $400,000 may be required to fund its Exploration Costs and Property Acquisition.

(i)  Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

   Period               Form         Accountant         Auditor        Amount
   ------               ----         ----------         -------        ------
January 31, 2012        10-Q            9,000             3,000        12,000
April 30, 2012          10-Q            9,000             3,000        12,000
July 31, 2012           10-Q            9,000             3,000        12,000
October 31, 2012        10-K            9,000            20,000        29,000
                                      -------           -------       -------
Estimated total                       $36,000           $29,000       $65,000
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

THREE MONTHS ENDED OCTOBER 31, 2011 AND 2010

                                             3 months ended       3 months ended
    Expense                    Reference      Oct. 31, 2011        Oct. 31, 2010
    -------                    ---------      -------------        -------------
Accounting and auditing            (i)           $13,575              $    --
Bank charges and interest                            143                   10
Filing fees                                        1,000                   --
Legal                             (ii)             2,817                  300
Management fees                  (iii)             9,000                6,000
News Releases                     (iv)             4,445                   --
Office                                               203                   34
Transfer agent's fees                                305                   --
Travel                             (v)            12,834                   --
                                                 -------              -------
TOTAL EXPENSES                                   $44,322              $ 6,344
                                                 =======              =======

(i)  Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the financial statements for the year ended July 31, 2011, were expensed in Q1. None were expensed in Q1 2010.

(ii) Legal

Legal costs were for opinions on the Lucky 13 joint venture.

(iii) Management fees

In accordance with the consulting agreements entered into by the Company with its directors, Monthly consulting fees were paid at the rate of $1,500 per month for each director.

(iv) News Releases

Several news releases were issued during the last year at a cost of $4,445.

(v)  Travel

The travel fees increased to $12,834 in Q1 2011. This increase was due to future and existing business opportunities.

BALANCE SHEETS

Total cash and cash equivalents, as of October 31, 2011 was $11,544 and 12,940 as at July 31, 2011. Our working capital deficiency as at October 31, 2011 was a $151,911 and as of July 31, 2011, $117,589.

Total stockholders' deficiency as of October 31, 2011 was $151,911 and $107,589 as at July 31, 2011. Total shares outstanding as at October 31, 2011 and July 31, 2011 was 45,025,000.

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

While our shares are traded on the OTCBB, and although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

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

TRENDS

We are in the exploration stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, as more fully described under `Risk Factors'.

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

As of October 31, 2011, the management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Management concluded, during the quarter ended October 31, 2011, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls which management considers to be material weaknesses.

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

ITEM 4T. CONTROLS AND PROCEDURES

There were no changes in Siga's internal controls over financial reporting during the three months period ending October 31, 2011 that have materially affected, or are reasonably likely to material affect, Siga's internal control over financial reporting.

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

While we were incorporated in 2007, we have not yet conducted any exploration activities. We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. Our net loss from inception to October 31, 2011, the date of our most recent financial statements is $414,261. Our ability to achieve profitability and positive cash flow in the future is dependent upon

     *    our ability to locate a profitable mineral property
     *    our ability to locate an economic ore reserve
     *    our ability to develop and profitably mine a mineral property
     *    our ability to generate revenues
     *    our ability to reduce exploration costs.

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

We estimate that, with funding committed by our management combined with our cash on hand, we do not have sufficient cash to continue operations for twelve months even if we only carry out Phase I of our planned exploration activity. We are in the Exploration stage. We need to raise additional capital to undertake Phase I. We may not be able to raise additional funds. If that occurs we will have to delay exploration or cease our exploration activity and go out of business which will result in the loss of our shareholders' entire investment in our Company.

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

10.10 Property Acquisition and Royalty Agreement dated September 20, 2011 between Siga Resources Inc. and Laguna Finance Ltd. regarding the acquisition of the Moutauban Gold Tailing Claims located in near Quebec City, Canada (incorporated by reference from Siga's Form 8K filed September 28, 2011).

31.1     Certification of the Chief Executive Officer and President

31.2     Certification of the Chief Financial Officer

32.1     Certification of the Chief Executive Officer and President

32.2     Certification of the Chief Financial Officer

101      XBRL Report No. 333-145879)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SIGA RESOURCES, INC.
                                    (Registrant)


Date: December 13, 2011          /s/ EDWIN MORROW
                                 -----------------------------------------------
                                 Chief Executive Officer, President and Director


Date: December 13, 2011          /s/ ROBERT MALASEK
                                 -----------------------------------------------
                                 Chief Financial Officer, Chief Accounting
                                 Officer, Secretary and Director