Form 10-Q/A
period 2011-10-31
Siga Resources Inc.
filed 2011-12-14
CIK 1386936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 5, 2011: 45,025,000 common shares

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2011, filed with the Securities and Exchange Commission on December 14, 2011 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

31.1*    Certification of the Chief Executive Officer and President

31.2*    Certification of the Chief Financial Officer

32.1*    Certification of the Chief Executive Officer and President

32.2*    Certification of the Chief Financial Officer

101**    Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
*  Filed previously
** Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SIGA RESOURCES, INC.
                                    (Registrant)


Date: December 14, 2011          /s/ EDWIN MORROW
                                 -----------------------------------------------
                                 Chief Executive Officer, President and Director


Date: December 14, 2011          /s/ ROBERT MALASEK
                                 -----------------------------------------------
                                 Chief Financial Officer, Chief Accounting
                                 Officer, Secretary and Director