Form 10-Q
period 2012-01-31
Siga Resources Inc.
filed 2012-03-20
CIK 1386936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE
    ACT OF 1934

                  For the quarter period ended January 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 23, 2012: 45,025,000 common shares

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (unaudited)                                     3

         Balance Sheet as at January 31, 2012 and July 31, 2011               4

         Statement of Operations
         For the three and six months ended January 31, 2012 and 2011 and for the period January 18, 2007 (Date of Inception) to
         January 31, 2012                                                     5

         Statement of Cash Flows
         For the six months ended January 31, 2012 and 2011 and for the
         period January 18, 2007 (Date of  Inception) to January 31, 2012     6

         Notes to the Financial Statements.                                   7

ITEM 2.  Management's Discussion and Analysis of Financial Conditions
         and Results of Operations                                           12

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk           17

ITEM 4.  Controls and Procedures                                             18

ITEM 4T. Controls and Procedures                                             19

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   19

ITEM 1A. Risk Factors                                                        19

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds         23

ITEM 3.  Defaults Upon Senior Securities                                     23

ITEM 4.  Submission of Matters to a Vote of Security Holders                 23

ITEM 5.  Other Information                                                   23

ITEM 6.  Exhibits                                                            24

SIGNATURES                                                                   26

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Siga Resources, Inc. ( an exploration stage company) at January 31, 2012 (with comparative figures as at July 31, 2011) and the statement of operations for the three and six months ended October January 31, 2012 and 2011 and for the period from January 18, 2007 (date of incorporation) to January 31, 2012 and the statement of cash flows for the six months ended January 31, 2012 and 2011 and for the period from January 18, 2007 (date of incorporation) to January 31, 2012 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended January 31, 2012 are not necessarily indicative of the results that can be expected for the year ending July 31, 2012.

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                                 BALANCE SHEETS

                                                                 (Unaudited)
                                                              January 31, 2012      July 31, 2011
                                                              ----------------      -------------
ASSETS

CURRENT ASSETS
  Cash                                                           $      453           $   12,940
  Prepaid Expenses                                                    2,000                   --
                                                                 ----------           ----------
Total Current Assets                                                  2,453               12,940
                                                                 ----------           ----------
Total Assets                                                     $    2,453           $   12,940
                                                                 ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                               $   95,320           $  102,494
  Advances                                                           65,000                   --
  Due to related parties                                             16,500               18,035
                                                                 ----------           ----------

Total Current Liabilities                                           176,820              120,529
                                                                 ----------           ----------

STOCKHOLDERS' DEFICIENCY
  Common stock
    500,000,000 shares authorized, at $0.001 par value;
     45,025,000 shares issued and outstanding as of
     January 31, 2012 and as at July 31, 2011 (Note 6)               45,025               45,025
  Capital in excess of par value                                    197,325              197,325
  Subscriptions received                                             20,000               20,000
  Deficit accumulated during the exploration stage                 (436,717)            (369,939)
                                                                 ----------           ----------

Total Stockholders' Deficiency                                     (174,367)            (107,589)
                                                                 ----------           ----------

                                                                 $    2,453           $   12,940
                                                                 ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
      For the three and six months ended January 31, 2012 and 2011 and for the period from January 18, 2007 (date of inception) to January 31, 2012
                                   (Unaudited)

                                                                                                      January 31, 2007
                                           Three months ended                Six months ended                to
                                       January 31,     January 31,     January 31,     January 31,       January 31,
                                          2012            2011            2012            2011              2012
                                      ------------    ------------    ------------    ------------      ------------
EXPENSES
  Exploration costs (Note 3)          $         --    $         --    $         --    $         --      $     15,331
  Net loss from unconsolidated
   equity method investment                     --              --              --              --            51,734
  General & administrative                  22,457         103,004          66,778         109,348           369,652
                                      ------------    ------------    ------------    ------------      ------------

NET LOSS                              $     22,457    $    103,004    $     66,778    $    109,348      $    436,717
                                      ============    ============    ============    ============      ============
NET LOSS PER COMMON SHARE

Basic and diluted                     $       0.00    $       0.00    $       0.00    $       0.00
                                      ============    ============    ============    ============
WEIGHTED AVERAGE OUTSTANDING SHARES
  Basic and diluted                     45,025,000      43,950,217      45,025,000      43,867,609
                                      ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
           For the six months ended January 31, 2012 and 2011 and for the period from January 18, 2007 (date of inception) to January 31, 2012
                                   (Unaudited)

                                                           Six months           Six months         January 31, 2007
                                                             ended                ended                  to
                                                           January 31,          January 31,          January 31,
                                                              2012                 2011                 2012
                                                           ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $  (66,778)          $ (109,348)          $ (436,717)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Impairment loss on mineral claims                             --                   --                5,000
     Net loss from equity method investment                        --                   --               51,734
     Non-cash consulting expenses to directors                     --               90,000               90,000
     Capital contributions - non-cash expenses                     --                   --               56,550
     Changes in prepaid expenses                               (2,000)                  --               (2,000)
     Changes in accounts payable                               57,826               17,460              160,320
                                                           ----------           ----------           ----------
Net Cash  Provided (Used) in Operations                       (10,952)              (1,888)             (75,113)
                                                           ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Mining Leases                                      --                   --              (56,734)
                                                           ----------           ----------           ----------
Net Cash Provided (Used) in Investing                              --                   --              (56,734)
                                                           ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Share Subscriptions                                              --                   --               20,000
  Advances from related parties                                (1,535)                  --               16,500
  Proceeds from issuance of common stock                           --                3,922               95,800
                                                           ----------           ----------           ----------
Net Cash Provided (Used) in Financing                          (1,535)               3,922              132,300
                                                           ----------           ----------           ----------

Net Increase (Decrease) in Cash                               (12,487)               2,034                  453
Cash at Beginning of Period                                    12,940                   --                   --
                                                           ----------           ----------           ----------
CASH AT END OF PERIOD                                      $      453           $    2,034           $      453
                                                           ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Shares issued for consulting services                    $       --           $       --           $   90,000
  Investment in joint venture                              $       --           $       --           $  (51,734)
  Capital contributions - non-cash expenses                $       --           $   90,000           $   56,550
                                                           ==========           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2012
                                   (Unaudited)

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

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2012
                                   (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Income Taxes - continued

On January 31, 2012 the Company had a net operating loss carry forward of $436,717 for income tax purposes. The tax benefit of approximately $148,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses will begin to expire in 2027.

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

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2012
                                   (Unaudited)

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

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2012
                                   (Unaudited)

3. ACQUISITION OF MINERAL CLAIM

On March 11, 2007, the Company acquired the Valolo Gold Claim located in the Republic of Fiji for the consideration of $5,000 including a geological report. The Valolo Gold Claim is located 10 miles east of the town of Korovou, Fiji. Under Fijian law, the claim remains in good standing as long as the Company has an interest in it. There is no annual maintenance fee or minimum exploration work required on the Claim. The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs might not be recoverable.

4. INVESTMENT IN JOINT VENTURE

On January 16, 2011, the Company entered into a Property and Royalty Agreement with Peter Osha whereby the Company would have acquired Peter Osha's Lucky Thirteen Placer Mining Property near Hope, British Columbia, Canada in exchange for $1.5 million Canadian plus a 3% net smelter royalty. Payments on the property are due as follows:

     By or before January 15, 2011                       $  *10,000
     By or before April 15, 2011                            *40,000
     By or before July 15, 2011                            **50,000
     By or before January 15, 2012                       ***100,000
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
                                                         ==========

----------
*   Paid by the Company
**  Paid by Lucky 13 Mining Company Ltd.
*** Extended through amendment to April 15, 2012

On May 12, 2011, the Company entered into a joint venture agreement with Big Rock Resources Inc. whereby, the Company transferred its interest (and related payments due) in the Lucky Thirteen Mining Property to Lucky 13 Mining Company Ltd. This transfer provided the Company with a 50% ownership interest in Lucky 13 Mining Company Ltd. Per the joint venture agreement; Big Rock Resources Inc. has agreed to fund Lucky 13 Mining Company Ltd. to provide financing for exploration and for its mineral lease payments. Payments due from Big Rock Resources Inc. to Lucky 13 Mining Company Ltd. are as follows:

     1. Payment of $400,000 for the initial work program and property payments on the Project, payable as follows: a. $50,000 by May 14, 2011, which has been received; b. $350,000 by May 31, 2011 which has been received;

     2. Payment of $8,500,000 for the cost of putting the Project into production. Lucky 13 Mining Company Ltd. is 50% owned by both Big Rock Resources Ltd. and the Company.

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2012
                                   (Unaudited)

4. INVESTMENT IN JOINT VENTURE (CONTINUED)

As indicated above, the Company transferred its interests in the Mining Claims to the Joint Venture with a cost basis of $51,734. The Company accounts for this Joint Venture using the equity method. For the time period May 12, 2011 to January 31, 2012, the joint venture reported a net loss of approximately $330,000. Accordingly, the Company has recorded its share of those losses, but only up to the cost of its investment.

5. ADVANCES

During the three months ended October 31, 2011, the Company received advances of $65,000 from a third party. These advances are non-interest bearing and payable on demand.

6. RELATED PARTY TRANSACTIONS

On November 15, 2010, 200,000 shares of common stock were issued to the directors under the terms and conditions of their consulting agreements.

Officers-directors are accruing management fees payable of $1,500 per month to each director plus consulting fees. As of January 31, 2012 $16,500 is due to the Company's officers-directors.

7. CAPITAL STOCK

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

8. GOING CONCERN
The Company will need additional working capital to service its debt and to develop the mineral claims acquired, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

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

We estimate we will require $291,195 in cash over the next twelve months, including the cost of completing the exploration work for the Lucky Thirteen claim during that period. For a detailed breakdown refer to "Liquidity and Capital Reserves".

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

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2012 our total assets were $2,453 and our total liabilities were $176,820. Not including the cost of completing the exploration phase of our Lucky Thirteen Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

                                                                       Estimated
               Expense                                      Ref.         Amount
               -------                                      ----         ------
Accounting and audit                                         (i)        $ 47,000
Edgar filing fees                                           (ii)           6,000
Filing fees - Nevada; Securities of State                   (ii)             375
Office and general expenses                                 (iv)          61,000
                                                                        --------
Estimated expenses for the next  twelve months                           114,375
Account payable as at January 31, 2012                                   176,820
                                                                        --------
Cash required for the next twelve months                                $291,195
                                                                        ========

Should the Joint Venture partner fail to fund the Lucky 13 Joint Venture, an additional $400,000 may be required to fund its Exploration Costs and Property Acquisition.

(i)  Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

   Period              Form         Accountant         Auditor          Amount
   ------              ----         ----------         -------          ------
January 31, 2012       10-Q            9,000            2,000           11,000
April 30, 2012         10-Q            9,000            2,000           11,000
July 31, 2012          10-Q            9,000            2,000           11,000
October 31, 2012       10-K            9,000            5,000           14,000
                                     -------          -------          -------
Estimated total                      $36,000          $11,000          $47,000
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

THREE MONTHS ENDED JANUARY 31, 2012 AND 2011

                                           Three months       Three months
                                Expense        ended              ended
                               Reference   January 31, 2012   January 31, 2011   Difference
                               ---------   ----------------   ----------------   ----------
Accounting and auditing            (i)        $  2,620          $    375          $  2,245
Bank charges and interest                           90               129               (39)
Consulting                        (ii)           8,000               500             7,500
Filing fees                      (iii)           1,475                --             1,475
Legal                                                1                --                 1
Management fees                   (iv)           9,000           102,000           (93,000)
News Releases                                      595                --               595
Office                                              --                --                --
Transfer agent's fees                               --                --                --
Travel                                             676                --               676
                                              --------          --------          --------
TOTAL EXPENSES                                $ 22,457           103,004          ($80,547)
                                              ========          ========          ========

(i)  Audit and Accounting

     Auditing and accounting expense represents the cost of the preparation of the financial statements for the Company. The increase of $2,245 is due to increased audit and accounting fees.

(ii) Consulting

     The President, due to additional time commitments, invoiced the company $8,000.

(iii) Filing Fees

     The filing fees increased due to XBRL Reporting requirements

(iv) Management fees

     2011 fees included $90,000 due to a share bonus paid to the directors that quarter.

SIX MONTHS ENDED JANUARY 31, 2012 AND 2011

                                             Six months        Six months
                                Expense        ended             ended
                               Reference   January 31, 2012   January 31, 2011   Difference
                               ---------   ----------------   ----------------   ----------
Accounting and auditing             (i)       $ 16,195          $    375          $ 15,820
Bank charges and interest                          233               138                95
Consulting                         (ii)          8,000               800             7,200
Filing fees                       (iii)          2,475                --             2,475
Legal                              (iv)          2,818                --             2,818
Management fees                     (v)         18,000           108,000           (90,000)
News Releases                      (vi)          5,040                --             5,040
Office                                             202                35               167
Transfer agent's fees                              305                --               305
Travel                            (vii)         13,510                --            13,510
                                              --------          --------
TOTAL EXPENSES                                $ 66,778          $109,348          $(42,570)
                                              ========          ========          ========

(i)  Audit and Accounting

     Auditing and accounting expense represents the cost of the preparation of the financial statements for the Company. The increase of $15,820 comparing the six months ended January 31, 2012 to January 31, 2011, was due to the company's efforts to register stock..

(ii) Consulting

     The supervising geologist on site during the exploration stage of the Lucky 13 trenching program was the company's president Ed Morrow who charged $8,000 for his time.

(iii) Filing Fees

     The filing fees increased due to XBRL Reporting requirements

(iv) Legal

     Legal costs were for opinions on the Lucky 13 joint venture.

(v)  Management fees

     In accordance with the consulting agreements entered into by the Company with its directors, Monthly consulting fees were paid at the rate of $1,500 per month for each director. On November 15, 2010, the Directors were paid a 100,000 share bonus each which was valued at $90,000.

(vi) News Releases

     Several news releases were issued during the six months ended January 31, 2012, at a cost of $5,040.

(vii) Travel

     The travel fees increased to $13,510 during the first 6 months. This increase was due to future and existing business opportunities.

BALANCE SHEETS

Total cash and cash equivalents, as of January 31, 2012 was $453 and 12,940 as at July 31, 2011. Our working capital deficiency as at January 31, 2012 was a $174,367 and as of July 31, 2011, $107,589.

Total stockholders' deficiency as of January 31, 2012 was $174,367 and $107,589 as at July 31, 2011. Total shares outstanding as at January 31, 2012 and July 31, 2011 were 45,025,000.

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

As of January 31, 2012, the management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Management concluded, during the quarter ended January 31, 2012, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls which management considers to be material weaknesses.

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

ITEM 4T. CONTROLS AND PROCEDURES

There were no changes in Siga's internal controls over financial reporting during the three month period ended January 31, 2012 that have materially affected, or are reasonably likely to material affect, Siga's internal control over financial reporting.

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

While we were incorporated in 2007, we have not yet conducted any exploration activities. We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. Our net loss from inception to January 31, 2012, the date of our most recent financial statements is $436,717. Our ability to achieve profitability and positive cash flow in the future is dependent upon:

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

There has been no change in our securities since the fiscal year ended July 31, 2011.

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

                                 SIGA RESOURCES, INC.
                                    (Registrant)


Date: March 16, 2012             /s/ EDWIN MORROW
                                 -----------------------------------------------
                                 Chief Executive Officer, President and Director


Date: March 16, 2012             /s/ ROBERT MALASEK
                                 -----------------------------------------------
                                 Chief Financial Officer, Chief Accounting
                                 Officer, Secretary and Director