Form 10-Q
period 2012-04-30
Siga Resources Inc.
filed 2012-08-22
CIK 1386936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE
    ACT OF 1934

                   For the quarter period ended April 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 31, 2012: 45,025,000 common shares

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements (unaudited)                                      3

         Balance Sheet as at April 30, 2012 and July 31, 2011                  4

         Statements of Operations
         For the three and nine months ended April 30, 2012 and 2011 and for the period January 18, 2007 (Date of Inception) to
         April 30, 2012                                                        5

         Statements of Cash Flows
         For the nine  months ended April 30, 2012 and 2011 and for
         the period January 18, 2007 (Date of Inception) to April 30, 2012     6

         Notes to the Financial Statements.                                    7

ITEM 2.  Management's Discussion and Analysis of Financial Conditions
         and Results of Operations                                            13

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk             17

ITEM 4.  Controls and Procedures                                              18

ITEM 4T. Controls and Procedures                                              20

PART 11. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    20

ITEM 1A. Risk Factors                                                         20

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds          24

ITEM 3.  Defaults Upon Senior Securities                                      24

ITEM 4.  Submission of Matters to a Vote of Security Holders                  24

ITEM 5.  Other Information                                                    24

ITEM 6.  Exhibits                                                             24

SIGNATURES                                                                    26

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Siga Resources, Inc. (an exploration stage company) at April 30, 2012 (with comparative figures as at July 31, 2011) and the statements of operations for the three and nine months ended April 30, 2012and 2011 and for the period from January 18, 2007 (date of inception) to April 30, 2012 and the statements of cash flows for the nine months ended April 30, 2012 and 2011 and for the period from January 18, 2007 (date of inception) to April 30, 2012 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended April 30, 2012 are not necessarily indicative of the results that can be expected for the year ending July 31, 2012.

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                                 BALANCE SHEETS

                                                                      Unaudited
                                                                   April 30, 2012       July 31, 2011
                                                                   --------------       -------------
ASSETS

CURRENT ASSETS
  Cash                                                               $    3,926           $   12,940
  Prepaid expenses                                                        1,000                   --
                                                                     ----------           ----------
TOTAL CURRENT ASSETS                                                      4,926               12,940
                                                                     ----------           ----------

TOTAL ASSETS                                                         $    4,926           $   12,940
                                                                     ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                                   $  170,695           $  102,494
  Due to related parties                                                 24,000               18,035
                                                                     ----------           ----------

TOTAL CURRENT LIABILITIES                                               194,695              120,529
                                                                     ----------           ----------

STOCKHOLDERS' DEFICIENCY
  Common stock
   500,000,000 shares authorized, at $0.001 par value;
   45,025,000 shares issued and outstanding as of April 30, 2012
   and July 31, 2011 (Note 5)                                            45,025               45,025
  Capital in excess of par value                                        197,325              197,325
  Share Subscriptions received                                           20,000               20,000
  Deficit accumulated during the exploration stage                     (452,119)            (369,939)
                                                                     ----------           ----------
Total Stockholders' Deficiency                                         (189,769)             (35,204)
                                                                     ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $    4,926           $   12,940
                                                                     ==========           ==========

                 The accompanying notes are an integral part of
                      these unaudited financial statements

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
       For the three and nine months ended April 30, 2012 and 2011 and for the period from January 18, 2007 (date of inception) to April 30, 2012
                                   (Unaudited)

                                                                                                         January 18, 2007
                                             Three months ended                Nine months ended          (inception) to
                                         April 30,        April 30,        April 30,        April 30,        April 30,
                                           2012             2011             2012             2011             2012
                                       ------------     ------------     ------------     ------------     ------------
EXPENSES
  Exploration costs (Note 3)           $         --     $     10,331     $         --     $     10,331     $     15,331
  Net loss from unconsolidated
   equity method investment                      --               --               --               --           51,734
  General & administrative                   15,401           37,605           82,180          146,578          385,054
                                       ------------     ------------     ------------     ------------     ------------

NET LOSS                               $     15,401     $     47,936     $     82,180     $    156,909     $    452,119
                                       ============     ============     ============     ============     ============

NET LOSS PER COMMON SHARE
  Basic and diluted                    $       0.00     $       0.00     $       0.00     $       0.00
                                       ============     ============     ============     ============
WEIGHTED AVERAGE OUTSTANDING SHARES
  Basic and diluted                      45,025,000       43,985,000       45,025,000       43,905,879
                                       ============     ============     ============     ============

                 The accompanying notes are an integral part of
                      these unaudited financial statements

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
      For the nine months ended April 30, 2012 and 2011 and for the period from January 18, 2007 (date of inception) to April 30, 2012
                                   (Unaudited)

                                                        Nine months          Nine months       January 18, 2007
                                                          ended                ended            (inception) to
                                                         April 30,            April 30,            April 30,
                                                           2012                 2011                 2012
                                                        ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $  (82,180)          $ (156,908)          $ (452,119)
  Adjustments to reconcile net loss to net
   cash (used in) operating activities:
     Impairment loss on mineral claims                       5,000
     Net loss on equity method investment                       --                   --               51,734
     Stock issued for consulting services                       --               90,000               90,000
     Capital contributions - non-cash expenses                  --                   --               56,550
  Changes in operating assets and liabilities:
     Change in prepaid expenses                             (1,000)                  --               (1,000)
     Changes in accounts payable                            68,201                2,660              170,695
                                                        ----------           ----------           ----------
Net Cash (Used in) Operating Activities                    (14,979)             (64,249)             (79,140)
                                                        ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Mining Leases                                   --              (51,734)             (56,734)
                                                        ----------           ----------           ----------
Net Cash (Used in) Investing                                    --              (51,734)             (56,734)
                                                        ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Share subscriptions received                                  --                   --               20,000
  Due to related parties                                     5,965               40,000               24,000
  Proceeds from issuance of common stock                        --               89,900               95,800
                                                        ----------           ----------           ----------
Net Cash Provided by Financing                               5,965              129,900              139,800
                                                        ----------           ----------           ----------

Net (Decrease) Increase in Cash                             (9,014)              13,917                3,926

Cash at Beginning of Period                                 12,940                   --                   --
                                                        ----------           ----------           ----------

CASH AT END OF PERIOD                                   $    3,926           $   13,917           $    3,926
                                                        ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:
  Investment in Joint Venture                           $       --           $       --           $  (51,734)
                                                        ==========           ==========           ==========
  Stock issued for consulting services                  $       --           $   90,000           $   90,000
                                                        ==========           ==========           ==========
  Capital contributions - non-cash expenses             $       --           $       --           $   56,550
                                                        ==========           ==========           ==========

                 The accompanying notes are an integral part of
                      these unaudited financial statements

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2012
                                   (Unaudited)


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

Accounting Method

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

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2012
                                   (Unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Income Taxes - continued

On April 30, 2012 the Company had a net operating loss carry forward of $452,119 for income tax purposes. The tax benefit of approximately $153,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses will begin to expire in 2027.

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

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2012
                                   (Unaudited)


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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

The   Company   does  not  expect  that  the   adoption  of  recent   accounting
pronouncements will have a material impact on its financial statements.

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2012
                                   (Unaudited)


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

4. INVESTMENT IN JOINT VENTURE

On January 16, 2011, the Company entered into a Property and Royalty Agreement with Peter Osha whereby the Company would have acquired Peter Osha's Lucky Thirteen Placer Mining Property near Hope, British Columbia, Canada in exchange for $1.5 million Canadian plus a 3% net smelter royalty. Payments on the property are due as follows:

     By or before January 15, 2011               *  $   10,000
     By or before April 15, 2011                 *      40,000
     By or before July 15, 2011                 **      50,000
     By or before January 15, 2012             ***     100,000
     By or before July 15, 2012                        100,000
     By or before January 15, 2013                     150,000
     By or before July 15, 2013                        150,000
     By or before January 15, 2014                     200,000
     By or before July 15, 2014                        200,000
     By or before January 15, 2015                     250,000
     By or before July 15, 2015                        250,000
                                                    ----------
     Total                                          $1,500,000
                                                    ==========
----------
*   Paid by the Company
**  Paid by Lucky 13 Mining Company Ltd.
*** Extended through amendment to April 15, 2012. Payment has not been made.

On May 12, 2011, the Company entered into a joint venture agreement with Big Rock Resources Inc. whereby, the Company transferred its interest (and related payments due) in the Lucky Thirteen Mining Property to Lucky 13 Mining Company Ltd. This transfer provided the Company with a 50% ownership interest in Lucky 13 Mining Company Ltd. Per the joint venture agreement; Big Rock Resources Inc. had agreed to fund Lucky 13 Mining Company Ltd. to provide financing for exploration and for its mineral lease payments.

However, after the work program was completed, Big Rock withdrew from the joint venture, and on March 1, 2012, the Company and Big Rock Resources, Inc. signed a mutual release to cancel the Joint Venture.

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2012
                                   (Unaudited)


4. INVESTMENT IN JOINT VENTURE (CONTINUED)

As indicated above, the Company transferred its interests in the Mining Claims to the Joint Venture with a cost basis of $51,734. The Company accounts for this Joint Venture using the equity method. For the time period May 12, 2011 to April 30, 2012, the joint venture reported a net loss of approximately $330,000. Accordingly, the Company has recorded its share of those losses, but only up to the cost of its investment.

The Company will attempt to keep its interests in the mining claims by seeking other sources of financing and by negotiations as necessary with the claim owner.

5. LETTER OF INTENT

On March 6th, 2012, the Company entered a letter of intent Agreement with American Hill Aggregates Ltd. for the purchase of American Hill's property which partially overlies the Lucky Thirteen Placer Mining claim. American Hill owns rights to the gravel on both areas.

The agreement provides for a purchase price of $1.4 million USD, 250,000 shares of Siga restricted stock, and grants the greater of a 10% or $1.00 per cubic yard revenue sharing FOB the property of any aggregates sold. This transaction has not closed as of the filing date of these financial statements (see subsequent events below).

6. ADVANCES

During the nine months ended April 30, 2012, the Company received advances of $76,000 from a third party. These advances are non-interest bearing and payable on demand.

7. RELATED PARTY TRANSACTIONS

On November 15, 2010, 200,000 shares of common stock were issued to the directors under the terms and conditions of their consulting agreements.

Per management agreements, the two officers-directors of the Company are to receive $1,500 per month, each, for management fees (beginning August 1, 2011). As of April 30, 2012 $24,000 was due to the Company's officers-directors, under these agreements.

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2012
                                   (Unaudited)


8. COMMON STOCK

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

9. GOING CONCERN

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

10. SUBSEQUENT EVENTS:

On July 12, 2012 American Hill Aggregates issued the company a default notice on its LOI dated March 6, 2012, as SIGA was unable to tender the funds due under the Letter of Intent by May 15, 2012 (as agreed to by both parties).

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

To meet our need for cash we must raise additional capital. We are attempting to raise additional money through a private placement, public offering or through loans. At the present time, we have not made any arrangements to raise additional cash. We require additional cash to continue operations. Such operations could take many years of exploration and would require expenditure of very substantial amounts of money, money we do not presently have and may never be able to raise. If we cannot raise it we will have to abandon our planned exploration activities and go out of business.

We estimate we will require $282,550 in cash over the next twelve months, including the cost of completing the exploration work for the Lucky Thirteen claim during that period. For a detailed breakdown refer to "Liquidity and Capital Reserves".

We may attempt to interest other companies to undertake exploration work on the Lucky Thirteen Claim through joint venture arrangement or even the sale of part of the Lucky Thirteen Claim. Neither of these avenues has been pursued as of the date of this Form 10-Q . During the quarter we did little exploration work on the Lucky Thirteen Claim due partly to the fact that our joint venture partner failed to provide requisite financing. With this regard, the Joint Venture Partners have cancelled the joint venture by its terms.

Since we do not presently have the requisite funds to explore and/or develop the Valolo Claim we may decide to attempt to sell this Claim. We do not intend to hire any employees at this time. All of the work on the Lucky Thirteen Claim has been conducted by independent contractors that we have hired. The independent contractors have been under the direction of the Joint Venture responsible for surveying, geology, engineering, exploration, and excavation. Our president along with independent experts are currently evaluating the information derived from the exploration and excavation activities, and the engineers will advise us on the economic feasibility of proceeding with gold and gravel extraction.

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

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2012 our total assets were $4,926 and our total liabilities were $194,695. Not including the cost of completing the exploration phase of our Lucky Thirteen Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

                                                                 Estimated
        Expense                                     Ref.           Amount
        -------                                     ----           ------
Accounting and audit                                 (i)          $ 20,500
Edgar filing fees                                   (ii)             6,000
Filing fees - Nevada; Securities of State           (ii)               375
Office and general expenses                         (iv)            61,000
                                                                  --------
Estimated expenses for the next twelve months                       87,875
                                                                  --------
Liabilities at April 30, 2012                                      194,675
                                                                  --------
Cash required for the next twelve months                          $282,550
                                                                  ========

Should the Joint Venture partner fail to fund the Lucky 13 Joint Venture, an additional $400,000 may be required to fund its Exploration Costs and Property Acquisition.

(i) Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

    Period             Form         Accountant         Auditor          Amount
    ------             ----         ----------         -------          ------
April 30, 2012         10-Q            1,500            2,000            3,500
July 31, 2012          10-Q            5,000            5,000           10,000
October 31, 2012       10-Q            1,500            2,000            3,500
January 31, 2013       10-K            1,500            2,000            3,500
                                     -------          -------          -------
Estimated total                      $ 9,500          $11,000          $20,500
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

THREE MONTHS ENDED APRIL 30, 2012 AND 2011

                                     Three months     Three months
                          Expense       ended            ended
                         Reference  April 30, 2012   April 30, 2011   Difference
                         ---------  --------------   --------------   ----------
Accounting and auditing      (i)       $  2,885         $ 25,910       $(23,025)
Bank charges and interest                   153              160             (7)
Consulting                  (ii)          1,000               --          1,000
Filing fees                               1,114            1,410           (296)
Legal                                        --               38            (38)
Management fees                           9,000            9,000             --
News Releases                               260               --            260
Transfer agent's fees                       340              220            120
Exploration costs                            --           10,331        (10,331)
Travel                                      649              867           (218)
                                       --------         --------       --------
TOTAL EXPENSES                         $ 15,401         $ 47,936       $(32,535)
                                       ========         ========       ========

(i) Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the financial statements for the Company. $25,000 of the $25,910 paid in 2011 was due to a fee payable to a consultant.

(ii) Consulting

During the quarter, a consultant performed some analysis on the company's investments.

NINE MONTHS ENDED APRIL 30, 2012 AND 2011


                                      Nine months      Nine months
                          Expense       ended            ended
                         Reference  April 30, 2012   April 30, 2011   Difference
                         ---------  --------------   --------------   ----------
Accounting and auditing      (i)       $ 19,080         $ 25,910       $ (6,830)
Bank charges and interest                   386              298             88
Consulting                  (ii)          9,000              800          8,200
Filing fees                (iii)          3,589            1,410          2,179
Legal                       (iv)          2,818               38          2,780
Management fees              (v)         27,000          117,000        (90,000)
News Releases               (vi)          5,300               --          5,300
Office                                      202               35            167
Transfer agent's fees                       645              220            425
Exploration costs                            --           10,331        (10,331)
Travel                     (vii)         14,160              867         13,293
                                       --------         --------       --------
TOTAL EXPENSES                         $ 82,180         $156,909       $(74,729)
                                       ========         ========       ========

(i) Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the financial statements for the Company. The decrease of $6,830 comparing the nine months ended April 30, 2012 to April 30, 2011, was due to increased efficiencies in the company's accounting and audit functions.

(ii) Consulting

The President was paid an additional $8,000 during the year for additional time required.

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

(vi) News Releases

Several news releases were issued during the nine months ended April 30, 2012, at a cost of $5,300.

(vii) Travel

The travel fees increased to $14,159 during the first 9 months. This increase was due to future and existing business opportunities.

BALANCE SHEETS

Total cash and cash equivalents, as of April 30, 2012 was $3,926 and $12,940 as of July 31, 2011. Our working capital deficiency as at April 30, 2012 was a $189,769 and as of July 31, 2011, $107,589.

Total stockholders' deficiency as of April 30, 2012 was $189,768 and $35,204 as at July 31, 2011. Total shares outstanding as at April 30, 2012 and July 31, 2011 were 45,025,000.

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

As of April 30, 2012, the management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Management concluded, during the quarter ended April 30, 2012, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls which management considers to be material weaknesses.

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

ITEM 4T. CONTROLS AND PROCEDURES

There were no changes in Siga's internal controls over financial reporting during the three month period ended April 30, 2012 that have materially affected, or are reasonably likely to material affect, Siga's internal control over financial reporting.

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

While we were incorporated in 2007, we have only conducted exploration and development activities. We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. Our net loss from inception to April 30, 2012, the date of our most recent financial statements is $452,119. Our ability to achieve profitability and positive cash flow in the future is dependent upon

     *    our ability to locate a profitable mineral property
     *    our ability to locate an economic ore reserve
     *    our ability to develop and profitably mine a mineral property
     *    our ability to generate revenues
     *    our ability to reduce exploration costs.

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

ALTHOUGH SOME OF OUR OFFICERS AND DIRECTORS HAVE TECHNICAL TRAINING AND EXPERIENCE IN STARTING, AND OPERATING AN EXPLORATION OR MINING COMPANY AND IN MANAGING A PUBLIC COMPANY, WE WILL STILL HAVE TO HIRE QUALIFIED PERSONNEL TO FULFILL THESE ADDITIONAL FUNCTIONS. IF WE LACK FUNDS TO RETAIN SUCH PERSONNEL, OR CANNOT LOCATE QUALIFIED PERSONNEL, WE MAY HAVE TO SUSPEND OR CEASE EXPLORATION ACTIVITY OR CEASE OPERATIONS WHICH WILL RESULT IN THE LOSS OF YOUR INVESTMENT.

IF WE DON'T RAISE ENOUGH CAPITAL FOR EXPLORATION AND DEVELOPMENT WE WILL HAVE TO DELAY EXPLORATION OR GO OUT OF BUSINESS, WHICH WILL RESULT IN THE LOSS OF OUR SHAREHOLDERS' INVESTMENT.

We estimate that, with our cash on hand, we do not have sufficient cash to continue operations for twelve months even if we only carry out Phase I of our planned exploration activity. We are in the Exploration stage. We need to raise additional capital to undertake Phase I. We may not be able to raise additional funds. If that occurs we will have to delay exploration or cease our exploration activity and go out of business which will result in the loss of our shareholders' entire investment in our Company.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

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

10.7 Letter of Intent dated June 14, 2011 between Montana Mining Company and Siga Resources Inc. regarding the acquisition of the Big Bear Claims 1-9 located in San Bernardino County, California (incorporated by reference from Siga's Form 8K filed June 20, 2011).

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

101*     XBRL Report No. 333-145879

----------
To be provided by amendment.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SIGA RESOURCES, INC.
                                    (Registrant)



Date: August 22, 2012            /s/ EDWIN MORROW
                                 -----------------------------------------------
                                 Chief Executive Officer, President and Director



Date: August 22, 2012            /s/ ROBERT MALASEK
                                 -----------------------------------------------
                                 Chief Financial Officer, Chief Accounting
                                 Officer, Secretary and Director