Form 10-Q/A
period 2012-04-30
Siga Resources Inc.
filed 2012-08-24
CIK 1386936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012, filed with the Securities and Exchange Commission on August 22, 2012 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

101      XBRL Report No. 333-145879

----------
*    Previously Filed

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SIGA RESOURCES, INC.
                                    (Registrant)



Date: August 24, 2012            /s/ EDWIN MORROW
                                 -----------------------------------------------
                                 Chief Executive Officer, President and Director



Date: August 24, 2012            /s/ ROBERT MALASEK
                                 -----------------------------------------------
                                 Chief Financial Officer, Chief Accounting
                                 Officer, Secretary and Director