Form 10-K
period 2012-07-31
Siga Resources Inc.
filed 2013-03-25
CIK 1386936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

                    For the fiscal year ended July 31, 2012

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transaction period from ___________ to ___________

                       Commission File Number: 333-145879


                              SIGA RESOURCES, INC.
               (Exact name of registrant as specified in charter)

             Nevada                                              74-3207964
  (State or other jurisdiction                                (I.R.S. Employee
of incorporation or organization)                                 I.D. No.)

    P.O. Box 541182 Houston, TX                                 77254-1182
(Address of principal executive offices)                        (Zip Code)

                                 (281) 256-5417
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer" and "small reporting company" Rule 12b-2 of the Exchange Act.

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

March 1, 2013: 45,105,000 common shares

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

                                    CONTENTS

PART 1

  ITEM 1.  BUSINESS........................................................... 3

  ITEM 1A. RISK FACTORS....................................................... 4

  ITEM 1B. UNRESOLVED STAFF COMMENTS.......................................... 8

  ITEM 2.  PROPERTIES......................................................... 8

  ITEM 3.  LEGAL PROCEEDINGS..................................................13

  ITEM 4.  MINE SAFETY DISCLOSURES............................................13

PART II

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
           AND ISSUER PURCHASE OF EQUITY SECURITIES...........................13

  ITEM 6.  SELECTED FINANCIAL INFORMATION.....................................13

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
           RESULTS OF OPERATIONS..............................................14

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..........19

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................19

  ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...............................................19

  ITEM 9A. CONTROLS AND PROCEDURES............................................20

  ITEM 9B. OTHER INFORMATION..................................................21

PART III

  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.............21

  ITEM 11. EXECUTIVE COMPENSATION.............................................24

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS........................................25

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE.......................................................26

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................27

  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES............................28

  SIGNATURES..................................................................30

                                     PART 1

ITEM 1. BUSINESS

HISTORY AND ORGANIZATION

Siga Resources, Inc.("Siga", the "company" or "we") was incorporated in the State of Nevada on January 18, 2007, and established a fiscal year end of July
31. Other than Lucky 13 Mining Ltd. in which we own 50% of, we do not have any subsidiaries or affiliated companies.

We are a start-up; Exploration Stage Company engaged in the search for gold and related minerals and have not generated any operating revenues since inception. We have not made our payments to secure our one claim called the Lucky 13 Claim located in Hope, British Columbia, where we have commenced exploration work and currently testing to see whether or not we have an economic resource. We have an oral agreement extending our rights to this claim subject to the Company raising funding to make our payments. Since we are in a position of default the owner of the Lucky 13 Claim can cancel our claim and sell to another third party or develop the Lucky 13 Claim on his own without notification.

We have incurred losses since inception and we must raise additional capital to fund our operations. There is no assurance we will be able to raise this capital or that if we raise the capital that the oral agreement to extend the payment terms will be honored.

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

On October 14, 2010, we entered into an earn-in agreement with Touchstone Ventures Inc., a British Columbia Company, whereby we can earn an 80% interest in Touchstone Ventures Inc.'s wholly owned subsidiary company, Touchstone Precious Metals Inc., a British Columbia Company ("Touchstone"), by investing ten million Canadian dollars (CAD$10,000,000) for acquisition and development costs. Touchstone was unable to meet its obligations under the agreement due to the death of the owner and the agreement terminated.

Siga entered into a purchase agreement with Peter Osha on January 15, 2011 to earn a 100% interest in a placer gold project near Hope, British Columbia, Canada. Our investment is hereinafter referred to as the Lucky Thirteen Claim. Siga entered into a 50/50 joint venture on the lucky Thirteen Claim with Big Rock Resources Inc. on May 2011 and Siga and commenced evaluating the Lucky Thirteen Property as the operator of the Joint Venture until February 2012 when Big Rock Resources Inc. announced that it would be unable to complete the promised financing. As of the date of these financial statements, we have obtained a verbal agreement with Peter Osha to extend.

As of the date of this Form 10K, we have abandoned the Valolo Claim nor do we intend to complete any exploration activities in the near future. We have spent through the joint venture approximately $400,000 on a work program on the Luck Thirteen Claim.

We have no full time employees and our management devotes a percentage of their time to the affairs of our Company. Our website is www.sigaresourcesinc.com

Our administrative office is located at PO Box 541182, Houston Texas. Our telephone number is (281) 256-5417.

Presently our outstanding share capital is 45,105,000 common shares. We have no other type of shares either authorized or issued.

Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report attached to the financial statements dated July 31, 2012. We have $9,923 cash as at July 31, 2012 and have liabilities of $105,015. Since our inception we have incurred accumulated losses of $473,442. We anticipate minimum operating expenses for the next twelve months of $853,390 (refer to page 20). It is extremely unlikely we will earn any revenue for a minimum of 5 years. We do not have any employees either full or part time.

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

Our auditors' report on our 2012 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to commit to loan or advance capital to us, we believe that if we do not raise additional capital through the issuance of treasury shares, we will be unable to conduct exploration activity and may have to cease operations and go out of business.

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

We were incorporated in 2007, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to July 31, 2012, the date of our most recent audited financial statements, is $473,442. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

     *    Our ability to locate a profitable mineral property
     *    Our ability to locate an economic ore reserve
     *    Our ability to generate revenues
     *    Our ability to reduce exploration costs.

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

         By or before January 15, 2011           *$   10,000       Paid
         By or before April 15, 2011             *    40,000       Paid
         By or before July 15, 2011             **    50,000       Paid
         By or before January 15, 2012               100,000       ***
         By or before July 15, 2012                  100,000       ***
         By or before January 15, 2013               150,000       ***
         By or before July 15, 2013                  150,000
         By or before January 15, 2014               200,000
         By or before July 15, 2014                  200,000
         By or before January 15, 2015               250,000
         By or before July 15, 2015                  250,000
         Total                                (CAD)$1,500,000

----------
*    Paid by the Company
**   Paid by Lucky 13 Mining Company Ltd.
***  Extended verbally by Peter Osha

On May 12, 2011, we entered into a Joint Venture with Big Rock Resources Ltd. ("Big Rock") to jointly explore and develop the Lucky Thirteen Claims. Under the terms of the Joint Venture, a new corporation has been formed Lucky 13 Mining Company Ltd. (the "Joint Venture") and we have assigned our interests in the Lucky 13 Claim to the Joint Venture. Big Rock provided initial exploration financing of $400,000 and was to provide additional financing of up to $8.5 million to complete the acquisition and to develop the property if so required. Big Rock failed to provide the funding as required. As of July 31, 2012, the Black Rock Resources Ltd. joint venture agreement was terminated by the Company due to non-performance.

The Claim is located in the New Westminster Mining Division, British Columbia, Map Number 092H:

Claim Name         Area Tenure       Type       Tenure Number     Expiry Date
----------         -----------       ----       -------------     -----------
Lucky Thirteen     168.157 ha       Placer         523082       December 1, 2012

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

PHASE I WORK PROGRAM ESTIMATE

Placer Mineral Tenure #523082              Option Deposit                 50,000      Completed
Placer Mineral Tenure #523082              Claim to Lease                  5,000      Completed
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

The test program consists of a series trenches to a maximum depth of 40 feet Bulk samples are to be taken every 5 feet vertically All trenches will be backfilled upon completion of test.
A washing and concentrating plant was set up near the excavation area and used to generate the samples under analysis.

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

     1. Payment of $400,000 for the initial work program on the Project, payable as follows: a. $50,000 by May 14, 2011, which was received; b. $350,000 by May 31, 2011 which was received;
     2. Payment of $8,500,000 for the cost of putting the Project into production. Lucky 13 Mining Company Ltd. is 50% owned by both Black Rock Resources Ltd. and the Company.

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

As of July 31, 2012, the Black Rock Resources Ltd. joint venture agreement was terminated by the Company due to non-performance.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, we have not paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future. As at July 31, 2012, we had 37 shareholders; two of these shareholders are an officer and director.

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

OPERATION STATEMENT DATA

                                                                January 18, 2007
                                                                    (date of
                                      For the year  For the year  incorporation)
                                         ended         ended           to
                                        July 31,      July 31,      July 31,
                                          2012          2011          2012
                                       ----------    ----------    ----------
Exploration Costs                      $       --    $   10,331    $   10,331
Impairment loss on mineral claims              --            --         5,000
Net loss in unconsolidated equity
 method investment                             --        51,734        51,734
General and Administrative                101,753       167,329       404,627
                                       ----------    ----------    ----------

Net loss from operations               $ (101,753)   $ (229,394)   $  471,692
                                       ==========    ==========    ==========
Weighted average shares outstanding
 (basic and fully diluted)             45,035,521    43,934,370
                                       ==========    ==========
Net loss per share
 (basic and fully diluted)             $    (0.00)   $    (0.01)
                                       ==========    ==========

BALANCE SHEET DATA

Cash and cash equivalent               $    9,923    $   12,940
                                       ----------    ----------

Total assets                           $    9,923    $   12,940
                                       ==========    ==========

Total liabilities                      $  105,015    $  120,529
                                       ----------    ----------

Total Stockholders' deficiency         $  (95,092)   $ (107,589)
                                       ==========    ==========

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CORPORATE ORGANIZATION AND HISTORY WITHIN THE LAST THREE YEARS

We were incorporated under the laws of the State of Nevada on January 18, 2007 under the name Siga Resources Inc. We do not have any subsidiaries or affiliated companies. We have one joint venture project on the Lucky Thirteen Claim. The joint venture has to date defaulted on payments to keep the ownership in the Lucky Thirteen Claim intact. Consequently, we are at risk of losing our interests in the Lucky Thirteen Claim entirely.

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

To become profitable and competitive, we must first secure our ownership interest in the Lucky Thirteen Claim by making the requisite payments, then we must invest in the exploration of the Lucky Thirteen Claim before we can start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to fully implement our phased exploration program. We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

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

We estimate we will require $853,390 in cash over the next twelve months, including the cost of completing the exploration work for the Lucky Thirteen claim during that period. For a detailed breakdown refer to "Liquidity and Capital Reserves".

We may attempt to interest other companies to undertake exploration work on the Lucky Thirteen Claim through joint venture arrangement or even the sale of part of the Lucky Thirteen Claim. Neither of these avenues has been pursued as of the date of this Form 10-K.

During the year we have done significant exploration work on the Lucky Thirteen Claim and in order to finance the requisite work we have entered into a joint venture in which the joint venture partner pays for 100% of the costs and receives 50% of the net profit. The joint venture partner has indicated that it will not be participating in the venture any further due to its inability to raise financing.

Since we do not presently have the requisite funds to explore and/or develop the Valolo Claim we have decided to abandon this Claim. We do not intend to hire any employees at this time. All of the work on the Lucky Thirteen Claim has been conducted by independent contractors that we have hired. The independent contractors have been under the direction of the Joint Venture responsible for surveying, geology, engineering, exploration, and excavation. Our president, along with independent experts, have evaluated the information derived from the exploration and excavation activities.

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

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2012 our total assets were $9,923 and our total liabilities were $105,015.

Not including the cost of completing the exploration phase of our Lucky Thirteen Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

                                                                     Estimated
Expense                                                 Ref.           Amount
-------                                                 ----           ------
Accounting and audit                                    (i)           $ 65,000
Edgar filing fees                                       (ii)             6,000
Filing fees - Nevada; Securities of State               (ii)               375
Lucky 13 property payments                              (iv)           500,000
Office and general expenses                             (v)             61,000
                                                                      --------
Estimated expenses for the next  twelve months                         632,375
                                                                      --------
Accounts and notes payable as at July 31, 2012                         221,015
                                                                      --------

Cash required for the next twelve months                              $853,390
                                                                      ========
(i)  Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

Period                 Form         Accountant        Auditor           Amount

October 31, 2012       10-Q          $ 9,000          $ 3,000          $12,000
January 31, 2013       10-Q            9,000            3,000           12,000
April 30, 2013         10-Q            9,000            3,000           12,000
July 31, 2013          10-K            9,000           20,000           29,000
                                     -------          -------          -------

Estimated total                      $36,000          $29,000          $65,000
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

(iv) Lucky 13 property payments

Per the Lucky 13 property acquisition agreement, the Company is in default on $350,000 related to property acquisition payments, and another $150,000 is due by July 15, 2013.

(v) Office and general

We have estimated a cost of approximately $25,000 for photocopying, printing, fax and delivery, travel, transfer agent and entertainment. Director Fees total $3,000 per month or $36,000. Total Office and General is estimated to be $61,000.

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of July 31, 2012, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

TWELVE MONTHS ENDED JULY 31, 2012 AND 2011 AND FOR THE PERIOD FROM JANUARY 18, 2007 (DATE OF INCEPTION) TO JULY 31, 2012.

                                                Year ended        Year ended    Date of inception to
Expense                           Reference    July 31, 2012     July 31, 2012     July 31, 2012
-------                           ---------    -------------     -------------     -------------
Accounting and auditing              (i)         $ 22,080          $ 34,585          $ 95,262
Bank charges and interest                             532               503             1,400
Consulting                           (ii)           9,000                --            26,000
Edgarizing                                             --                --             2,898
Exploration                                            --            10,331            10,331
Impairment of mineral claims                           --                --             5,000
Filing fees                                         5,548                --             7,243
Incorporation costs                                    --                --               720
Legal                                               6,817               338            16,973
Management fees                      (iii)         36,000           123,000           198,000
Net loss in unconsolidated equity
method of investment                 (iv)              --            51,734            51,734
News Releases                        (v)            6,080             2,425             8,505
Office                                                430                99             2,608
Rent                                                   --                --            11,700
Telephone                                             337                --             6,187
Transfer agent's fees                (vi)             770             1,956             8,549
Interest expense                                                      1,750             1,750
Travel                               (vii)         14,159             4,423            18,582
                                                 --------          --------          --------

TOTAL EXPENSES                                   $103,503          $229,394          $473,442
                                                 ========          ========          ========

(i) Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the financial statements for the year ended July 31, 2012, as well as for the preparation and review of the financial statements for the three months ended
October 31, 2011, the six months ended January 31, 2012, and the nine months ended April 30, 2012. The reduction in fees represents the reduced amount of expenditures during the year.

(ii) Consulting

Consulting expenses were for Ed Morrow the Company's past president to review the results of the mineral tests at the Lucky Thirteen Claim Site.

(iii) Management fees

The Directors of the Company were paid $1,500 per month each during the 2012 year end. In the prior year, the directors were also paid 200,000 shares valued at $90,000.

(iv) Net loss in unconsolidated equity method investment

During  the  prior  year  there  was   approximately   $149,046  of  exploration
expenditures incurred on the Lucky 13 property. Our share of expenses was $50,734 in 2011.

(v) News Releases

Several news releases were issued during the last year at a cost of $6,080 as compared to $2,425 in the prior year.

(vi) Transfer Agent Fees

The transfer agent fees were $770 in 2012 as compared to $1,956 in 2011. This decrease was due to decreased activity by the Company.

(vii) Travel

The travel fees increased to $14,159 in 2012 as compared to $4,423. This increase was due to site reviews, financing, and trips to review the activities incurring during the year near Hope British Columbia.

BALANCE SHEETS

Total cash and cash equivalents, as of July 31, 2012 was $9,923 and $12,940 as at July 31, 2011. Our working capital deficiency as at July 31, 2012 was a $95,092 and as of July 31, 2011, $107,589.

Total stockholders' deficiency as of July 31, 2012 was $95,092 and $107,589 as at July 31, 2010. Total shares outstanding as at July 31, 2012 was 45,105,000 and 2010 were 45,025,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended July 31, 2012 have been examined by our independent accountants, Madsen & Associates CPA's Inc. and attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2012 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of July 31, 2012 as a result of material weaknesses in internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley ("SOX") Section 404 A which accomplishes the following:

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of July 31, 2012, the management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Management concluded, during the year ended July 31, 2012, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls which management considers to be material weaknesses.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address                 Position(s)                       Age
----------------                 -----------                       ---
Bob Hogarth                 Chief Executive Officer,               66
P.O Box 54118               President and Director(1)
Houston TX 77254 - 1182

Richard W. Markle           Chief Financial Officer,               79
P.O Box 54118               Chief Accounting Officer,
Houston TX 77254 - 1182     Secretary-Treasurer and Director(1)

----------
(1)  Bob Hogarth  and Richard W Markle were  appointed a director on November 7,
     2012  as,  President  and  the  Chief  Executive  Officer,   and  Secretary
     Treasurer, respectively on the same day.

The percentage of common shares beneficially owned, directly or indirectly, or over which control or direction are exercised by the directors and officers of our Company, collectively, is nil.

BACKGROUND OF OFFICERS AND DIRECTORS

BOB HOGARTH has been the President and Director of the Company since November 7, 2012.

Mr. Hogarth was the head professional golfer at the Royal Montreal Goff Course for the past 22 years,. Mr. Hogarth is a resident of Beaconsfield, Quebec.

RICHARD W. MARKLE has been a director and Secretary Treasurer of the Company since November 7, 2012.

Mr. Markle has been a full-time securities and consumer law attorney since 1983. After receiving an honourable discharge from the Army, Mr. Markle completed his Bachelor of Science at the State University of New York, and his Doctor of Jurisprudence at South Texas College of Law. He is a member of of many professional organizations including the American Bar Association and the State Bar of Texas.

BOARD OF DIRECTORS

Below is a description  of the Audit  Committee of the Board of  Directors.  The
Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company's accounting and reporting processes and the audits of the Company's financial statements.

Our audit committee is comprised of Bob Hagarth, our President and Chairman of the Audit Committee, and Richard Markle our Chief Financial Officer and
Secretary Treasurer neither of whom are independent. Mr. Hogarth cannot be considered an "audit committee financial expert" as defined in Item 401 of Regulation S-B. Mr. Markle meets these qualifications.

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

We will have to engage the services of certain consultants to assist in continuation of the exploration of our previous mineral claims and to prepare a report on the Lucky Thirteen Claim. Such consultant will responsible for hiring and supervising, the exploration work on the Company's claims in the near future. This individual will be responsible for the completion of the geological work and, therefore, will be an integral part of our operations although he or she will not be considered an employee either on a full time or part time basis. This is because our exploration programs will not last more than a few weeks and once completed this individual will no longer be required. We have not identified any individual who would work as a consultant for us.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation to our directors and officers was paid as follows:

                           SUMMARY COMPENSATION TABLE

                                                                Long Term Compensation
                                                         -----------------------------------
                                 Annual Compensation             Awards             Payouts
                              ------------------------   -----------------------   ---------
Name and                                                 Restricted
Principal                                Other Annual      Stock       Options/*     LTIP         All Other
Position             Year     Salary    Compensation($)   Awards($)     SARs(#)    Payouts($)   Compensation($)
--------             ----     -------   --------------    ---------     -------    ----------   --------------
Bob Hogarth          2012      -0-           -0-             -0-            -0-       -0-            -0-
President, CEO
and Director

Richard W. Markle,   2012      -0-           -0-             -0-            -0-       -0-            -0-
Secretary
Treasurer, CFO
and Director

Edwin G. Morrow      2011      -0-         16,500          45,000           -0-       -0-            -0-
President, CEO       2012      -0-         16,000            -0-            -0-       -0-            -0-
and Director

Robert Malasek       2011      -0-         16,500          45,000           -0-       -0-            -0-
Secretary Treasurer, 2012      -0-         16,000            -0-            -0-       -0-            -0-
CFO and Director

COMPENSATION OF DIRECTORS

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

CONSULTING AGREEMENTS WITH EXECUTIVE OFFICERS AND DIRECTORS

There are consulting agreements with both of the officers or directors. Under their respective agreements with Ed Morrow and Richard Malasek, the directors were to be paid $1,500 per month each and each received 100,000 shares upon entering into these agreements.

STOCK OPTION PLAN

We have never established any form of stock option plan for the benefit of our directors, officers or future employees. We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

BONUSES AND DEFERRED COMPENSATION

None.

COMPENSATION PURSUANT TO PLANS

None.

PENSION TABLE

None.

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

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

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

The following table sets forth, as at July 31, 2012, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

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

DESCRIPTION OF OUR SECURITIES

We have only common shares authorized and there are no preferred shares or other forms of shares. Our authorized common stock consists of 500,000,000 shares of common stock, par value $0.001 per share. The holders of our common stock:

     * have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by our Board of Directors;
     * are entitled to share ratably in all of our assets available for distribution upon winding up of our affairs; and
     * do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
     * are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed by the independent registered accountants for the years ended July 31, 2012 and 2011 were as follows:

                      Year                   Amount
                      ----                   ------
                      2012                  $11,580
                      2011                  $ 4,785


(2) Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Siga's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3) Tax Fees

The aggregate fees billed in July 31, 2012 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4) All Other Fees

During the period from inceptions to July 31, 2012 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

31.1      Certification of the Chief Executive Officer and President

31.2      Certification of the Chief Financial Officer

32.1      Certification of the Chief Executive Officer and President

32.2      Certification of the Chief Financial Officer

101       Interactive data files pursuant to Rule 405 of Regulation S-T.

FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                           Page
-----------------                                                           ----
Report of Sadler Gibb, CPA's Inc.                                            F-1

Report of Madsen & Associates, CPA's Inc.                                    F-2

Balance Sheets as at July 31, 2012 and 2011                                  F-3

Statement of Operations for years ended July 31, 2012 and 2011 and for the
period from January 18, 2007 (date of inception) to July 31, 2012            F-4

Statement of Changes in Shareholders' Deficiency for the period from
January 18, 2007 (date of inception) to July 31, 2012                        F-5

Statement of Cash Flows for years ended July 31, 2012 and 2011 and for the
period ended January 18, 2007 (date of inception) to July 31, 2012           F-6

Notes to the Financial Statements                                            F-7

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA RESOURCES, INC.
(Registrant)


By: /s/ Bob Hogarth
    -----------------------------------
    Bob Hogarth
    Chief Executive Officer,
    President and Director
Date: March 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


By: /s/ Bob Hogarth
    -----------------------------------
    Bob Hogarth
    Chief Executive Officer,
    President and Director
Date: March 19, 2013


By: /s/ Richard Markle
    -----------------------------------
    Richard Markle
    Chief Financial Officer,
    and Director
Date: March 19, 2013

                 [LETTERHEAD OF SADLER, GIBB & ASSOCIATES, LLC]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Siga Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Siga Resources, Inc. (an Exploration Stage Company) (the Company) as of July 31, 2012 and the related statements of operations, stockholders' equity(deficit) and cash flows for the year then ended and for the period from January 18, 2007 (date of inception) through July 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended July 31, 2011 were audited by other auditors whose report dated November 10, 2011, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Siga Resources, Inc. as of July 31, 2012, and the results of its operations and cash flows for the year then ended and for the period from January 18, 2007 (date of inception) through July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has no revenue and accumulated losses of $473,442 for the period from inception through July 31, 2012, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Sadler, Gibb & Associates, LLC
----------------------------------------------
Salt Lake City, UT
March 13, 2013

                [LETTERHEAD OF MADSEN & ASSOCIATES, CPA'S INC.]


Board of Directors
Siga Resources, Inc.
South Lake Tahoe, CA

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

We have audited the accompanying balance sheets of Siga Resources, Inc.(Pre-exploration stage company) at July 31, 2011 and 2010, and the r elated statements of operations, changes in stockholders' deficiency, and cash flows for the years ended July 31, 2011 and 2010 and the period from January 18, 2007 (date of inception) to July 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siga Resources, Inc .at July 31, 2011 and 2010, and the results of operations and cash flows for the years ended July 31, 2011 and 2010 and the period from January 18, 2007 (date of inception) to July 31, 2011, in conformity with generally accepted accounting principles.

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


/s/ Madsen & Associates, CPA's Inc.
--------------------------------------------------
Madsen & Associates, CPA's Inc.
Murray, Utah
November 10, 2011

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                                 BALANCE SHEETS

                                                                      July 31,             July 31,
                                                                        2012                 2011
                                                                     ----------           ----------
ASSETS

CURRENT ASSETS
  Cash                                                               $    9,923           $   12,940
                                                                     ----------           ----------
TOTAL CURRENT ASSETS                                                      9,923               12,940
                                                                     ----------           ----------

TOTAL ASSETS                                                         $    9,923           $   12,940
                                                                     ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable (including related party amounts of
   $27,883 and $18,035, respectively)                                $   85,765           $  120,529
  Note payable                                                           19,250                   --
  Convertible notes payable, net of discounts of $116,000
   and $0, respectively                                                      --                   --
                                                                     ----------           ----------
TOTAL CURRENT LIABILITIES                                               105,015              120,529
                                                                     ----------           ----------

STOCKHOLDERS' DEFICIENCY
  Common stock
    500,000,000 shares authorized, at $0.001 par value;
    45,105,000 and 45,025,000 shares issued and outstanding
     as of July 31, 2012 and 2011, respectively                          45,105               45,025
  Capital in excess of par value                                        333,245              197,325
  Share Subscriptions received                                               --               20,000
  Deficit accumulated during the exploration stage                     (473,442)            (369,939)
                                                                     ----------           ----------
TOTAL STOCKHOLDERS' DEFICIENCY                                          (95,092)            (107,589)
                                                                     ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $    9,923           $   12,940
                                                                     ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                             STATEMENT OF OPERATIONS
       For the years ended July 31, 2012 and 2011 and for the period from
              January 18, 2007 (date of inception) to July 31, 2012
                                   (Unaudited)

                                                                                         January 18, 2007
                                                          Year ended                      (inception) to
                                               July 31,               July 31,               July 31,
                                                 2012                   2011                   2012
                                             ------------           ------------           ------------
REVENUES                                     $         --           $         --           $         --
                                             ------------           ------------           ------------
EXPENSES
  General and administrative                      101,753                167,329                404,627
  Net loss in unconsolidated equity
   method investment                                   --                 51,734                 51,734
  Exploration costs                                    --                 10,331                 10,331
  Impairment loss on mineral claims                    --                     --                  5,000
                                             ------------           ------------           ------------
TOTAL EXPENSES                                    101,753                229,394                471,692

OTHER EXPENSE
  Interest expense                                  1,750                     --                  1,750
                                             ------------           ------------           ------------

NET LOSS                                     $   (103,503)          $   (229,394)          $   (473,442)
                                             ============           ============           ============
NET LOSS PER COMMON SHARE
 Basic and diluted                           $      (0.00)          $      (0.01)
                                             ============           ============
WEIGHTED AVERAGE OUTSTANDING SHARES
 Basic and diluted                             45,035,521             43,934,370
                                             ============           ============


   The accompanying notes are an integral part of these financial statements.

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
          Period January 18, 2007 (date of inception) to July 31, 2012

                                                                                                   Deficit
                                                                                                 Accumulated
                                   Common                          Common        Capital in         During
                                   shares       Subscriptions       stock         excess of      Exploration
                                   issued         received          Amount        par value         Stage          Total
                                   ------         --------          ------        ---------         -----          -----
Balance, January 18, 2007                --      $       --      $       --      $       --     $       --      $       --

Issuance of common shares
for cash - July 2007             43,785,000              --          43,785         (17,985)            --          25,800

Capital contribution -
 non-cash expenses                       --              --              --           8,700             --           8,700

Net operating loss
 January 18,2007 (date
 of inception) to
 July 31, 2007                           --              --              --              --        (22,659)        (22,659)
                                 ----------      ----------      ----------      ----------     ----------      ----------
Balance as at July 31, 2007      43,785,000              --          43,785          (9,285)       (22,659)         11,841

Capital contribution -
 non-cash expenses                       --              --              --          17,400             --          17,400

Net operating loss for the
 year ended July 31, 2008                --              --              --              --        (57,226)        (57,226)
                                 ----------      ----------      ----------      ----------     ----------      ----------
Balance as of July 31, 2008      43,785,000              --          43,785           8,115        (79,885)        (27,985)

Capital contribution -
 non-cash expenses                       --              --              --          17,400             --          17,400

Net operating loss for the
 year ended July 31, 2009                --              --              --              --        (36,149)        (36,149)
                                 ----------      ----------      ----------      ----------     ----------      ----------
Balance as of July 31, 2009      43,785,000              --          43,785          25,515       (116,034)        (46,734)

Capital contribution -
 non-cash expenses                       --              --              --          13,050             --          13,050

Net operating loss for the
 year ended July 31, 2010                --              --              --              --        (24,511)        (24,511)
                                 ----------      ----------      ----------      ----------     ----------      ----------
Balance as of July 31, 2010      43,785,000              --          43,785          38,565       (140,545)        (58,195)

Share subscriptions received             --          20,000              --              --             --          20,000

Shares issued for services          200,000              --             200          89,800             --          90,000

Issuance of shares for cash,
 July  28, 2011                   1,040,000              --           1,040          68,960             --          70,000

Net operating loss for the
 year ended July 31, 2011                --              --              --              --       (229,394)       (229,395)
                                 ----------      ----------      ----------      ----------     ----------      ----------
Balance as of July 31, 2011      45,025,000          20,000          45,025         197,325       (369,939)       (107,589)

Shares issued for
 subscriptions received              80,000         (20,000)             80          19,920             --              --

Debt discounts related
 to beneficial conversion
 features                                --              --              --         116,000             --         116,000

Net loss for the year ended
 July 31, 2012                           --              --              --              --       (103,503)       (103,503)
                                 ----------      ----------      ----------      ----------     ----------      ----------

Balance as at July 31, 2012      45,105,000      $       --      $   45,105      $  333,245     $ (473,442)     $  (95,092)
                                 ==========      ==========      ==========      ==========     ==========      ==========


   The accompanying notes are an integral part of these financial statements

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
       For the years ended July 31, 2012 and 2011 and for the period from
             January 18, 2007 (date of inception) to July 31, 2012

                                                                                                        January 18, 2007 to
                                                                  Year ended           Year ended          (inception)
                                                                   July 31,             July 31,             July 31,
                                                                     2012                 2011                 2012
                                                                  ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $ (103,503)          $ (229,394)          $ (473,442)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Equity loss on mining exploration                                    --               51,734               51,734
     Impairment loss on mineral claims                                    --                   --                5,000
     Stock issued for consulting services                                 --               90,000               90,000
     Capital contributions - non-cash expenses                            --                   --               56,550
     Changes in accounts payable                                       6,986               62,334              124,881
                                                                  ----------           ----------           ----------
NET CASH USED IN OPERATING ACTIVITIES                                (96,517)             (43,361)            (144,393)
                                                                  ----------           ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Mining Leases                                             --              (51,734)             (56,734)
                                                                  ----------           ----------           ----------
NET CASH USED IN INVESTING                                                --              (51,734)             (56,734)
                                                                  ----------           ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Share subscriptions received                                            --               20,000               20,000
  Promissory Notes                                                    93,500                   --               19,250
  Proceeds from issuance of common stock                                  --               70,000               95,800
                                                                  ----------           ----------           ----------
NET CASH PROVIDED BY FINANCING                                        93,500              108,035              276,559
                                                                  ----------           ----------           ----------
Net Increase (Decrease) in Cash                                       (3,017)              12,940                9,923
Cash at Beginning of Period                                           12,940                   --                   --
                                                                  ----------           ----------           ----------

CASH AT END OF PERIOD                                             $    9,923           $   12,940           $    9,923
                                                                  ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Stock issued for consulting services                            $       --           $   90,000           $   90,000
                                                                  ==========           ==========           ==========
  Investment in Joint Venture                                     $       --           $   51,734           $   51,734
                                                                  ==========           ==========           ==========
  Accrued interest converted to notes payable                     $    1,750           $       --           $    1,750
                                                                  ==========           ==========           ==========
  Accounts payable converted to notes payable                     $   40,000           $       --           $   40,000
                                                                  ==========           ==========           ==========
  Capital contributions - non-cash expenses                       $       --           $       --           $   56,550
                                                                  ==========           ==========           ==========


   The accompanying notes are an integral part of these financial statements

                              SIGA RESOURCES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2012


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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of July 31, 2012 and 2011, the Company has 116,000,000 and 0 common stock equivalents outstanding, calculated using the if-converted method.

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

Advertising and Market Development

The company expenses advertising and market development costs as incurred. The Company incurred no advertising or market development costs during the years ended July 31, 2012 and 2011.

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

On January 16, 2011, the Company entered into a Property Acquisition and Royalty Agreement with Peter Osha whereby the Company will have acquired Peter Osha's Lucky Thirteen Placer Mining Property ("Lucky Thirteen") near Hope, British Columbia, Canada in exchange for $1.5 million Canadian plus a 3% net smelter royalty. Payments on the property are due as follows:

               By or before January 15, 2011         *$   10,000
               By or before April 15, 2011           *    40,000
               By or before July 15, 2011           **    50,000
               By or before January 15, 2012       ***   100,000
               By or before July 15, 2012          ***   100,000
               By or before January 15, 2013       ***   150,000
               By or before July 15, 2013                150,000
               By or before January 15, 2014             200,000
               By or before July 15, 2014                200,000
               By or before January 15, 2015             250,000
               By or before July 15, 2015                250,000
                                                      ----------

               Total                                  $1,500,000
                                                      ==========

----------
*    Paid by the Company
**   Paid by Lucky 13 Mining Company Ltd.
*** Not Paid - the Company is in default. Peter Osha has verbally agreed to extend the Property Acquisition and Royalty Agreement. Peter Osha has the right to cancel this Agreement without notice.

On May 12, 2011, the Company entered into a joint venture agreement with Big Rock Resources Inc. whereby, the Company transferred its interest (and related payments due) in the Lucky Thirteen Mining Property to Lucky 13 Mining Company Ltd. This transfer provided the Company with a 50% ownership interest in Lucky 13 Mining Company Ltd. Per the joint venture agreement, Big Rock Resources Inc. has agreed to fund Lucky 13 Mining Company Ltd. to provide financing for exploration and for its mineral lease payments. Payments due from Big Rock Resources Inc. to Lucky 13 Mining Company Ltd. are as follows:

     1. Payment of $400,000 for the initial work program on the Project, payable as follows: a. $50,000 by May 14, 2011, which was received; b. $350,000 by May 31, 2011 which was received;
     2. Payment of $8,500,000 for the cost of putting the Project into production. Lucky 13 Mining Company Ltd. is 50% owned by both Black Rock Resources Ltd. and the Company.

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

As of July 31, 2012, it was mutually agreed by both parties that the Black Rock Resources Ltd. joint venture agreement was terminated. The Company intends to seek financing opportunities to continue with the Lucky Thirteen property; however, Peter Osha has the right to offer the property to other vendors.

4. RELATED PARTY TRANSACTIONS

Under consulting agreements executed in September 2010, two of the Company's former directors were to be paid $1,500 per month. As of July 31, 2012 $27,883 ($18,035 - July 31, 2011) was due to these former directors (these amounts included minor travel expenses). On November 15, 2010, 200,000 shares were issued to the two former directors under the terms and conditions of their consulting agreements. These shares were valued at $90,000, which was the market value of the shares when issued.

5. CONVERTIBLE NOTES PAYABLE

On July 31, 2012, the Company converted $40,000 in accounts payable to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is convertible into shares of the Company's common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company did record a discount on the debt equal to the face value, in the amount of $40,000. This discount will be amortized to interest expense over the term of the debt, or one year.

On July 31, 2012, the Company converted $76,000 in advances to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is convertible into shares of the Company's common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company did record a discount on the debt equal to the face value, in the amount of $76,000. This discount will be amortized to interest expense over the term of the debt, or one year.

6. NOTE PAYABLE

The Company received $17,500 under a promissory note agreement in July 2012. Per the note agreement, interest of $1,750 was accrued through July 31, 2012. Interest and principal were due on September 15, 2012. The Company is currently in default on this note.

7. CAPITAL STOCK

On November 15, 2010, the Company issued 200,000 shares to the directors, for services rendered, as per their consulting agreements. These shares were valued at $90,000, which was the market value of the shares when issued.

On July 28, 2011, the Company completed a private placement consisting of 1,000,000 shares for a total consideration of $60,000 and 40,000 shares for a total consideration of $10,000.

On June 14, 2012, the Company issued 80,000 shares of its common stock for the $20,000 cash it received under a share subscription agreement, in January 2011.

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

9. INCOME TAXES

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows ("NOL" denotes Net Operating Loss):

                                                      Valuation
                                                      Allowance
Period  Estimated NOL     NOL     Estimated Tax         from         Net Tax
Ended   Carry-Forward   expires  Benefit from NOL    NOL Benefit     Benefit
-----   -------------   -------  ----------------    -----------     -------
             $                         $                  $
2007       22,659         2027        7,704             (7,704)         --
2008       57,226         2028       19,456            (19,456)         --
2009       36,149         2029       12,291            (12,291)         --
2010       24,511         2030        8,334             (8,334)         --
2011      229,394         2031       77,994            (77,994)         --
2012      103,503         2032       35,191            (35,191)         --
          -------                  --------           --------        ----

Total     473,442                   160,970           (160,970)         --
          =======                  ========           ========        ====


The total valuation allowance as of July 31, 2012 was $160,970 which incr eased by $35,191 for the year ended July 31, 2012.

As of July 31, 2012 and 2011, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended July 31, 2012, and 2011 and no interest or penalties have been accrued as of July 31, 2012 and 2011.
The tax years from 2007 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The
Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.