Form 10-Q
period 2012-10-31
Siga Resources Inc.
filed 2013-10-02
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended October 31, 2012

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from to

Commission File number 333-145879

SIGA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	74-3207964
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 541182, Houston Texas 77254-1182
(Address of principal executive offices)

(281) 256-5417
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

September 6, 2013:  45,105,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at October 31, 2012 and July 31, 2012	4

	Statement of Operations For the three months ended October 31, 2012 and 2011 and for the period January 18, 2007 (Date of Inception) to October 31, 2012	5

	Statement of Cash Flows For the three months ended October 31, 2012 and 2011 and for the period January 18, 2007 (Date of Inception) to October 31, 2012	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	15

ITEM 4.	Controls and Procedures	15

ITEM 4T.	Controls and Procedures	16

PART 11.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	16

ITEM 1A.	Risk Factors	16

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 4.	Submission of Matters to a Vote of Security Holders	19

ITEM 5.	Other Information	19

ITEM 6.	Exhibits	20

	SIGNATURES.	21

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Siga Resources, Inc. ( an exploration stage company) at October 31, 2012 (with comparative figures as at July 31, 2012) and the statement of operations for the three months ended October 31, 2012 and 2011 and for the period from January 18, 2007 (date of incorporation) to October 31, 2012 and the statement of cash flows for the three months ended October 31, 2012 and 2011 and for the period from January 18, 2007 (date of incorporation) to October 31, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended October 31, 2012 are not necessarily indicative of the results that can be expected for the year ending July 31, 2013.

SIGA RESOURCES, INC.

(Exploration Stage Company)

BALANCE SHEETS

	(Unaudited) October 31, 2012	July 31, 2012

ASSETS

CURRENT ASSETS

Cash	$1,704	$9,923

Total Current Assets	1,704	9,923

TOTAL ASSETS	$1,704	$9,923

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$99,640	$85,765
Promissory Note Payable	19,250	19,250

Total Current Liabilities	118,890	105,015

TOTAL LIABILITIES

STOCKHOLDERS’ DEFICIENCY
Common stock 500,000,000 shares authorized, at $0.001 par value; 45,105,000 shares issued and outstanding as of October 31 and July 31, 2012

	45,105	45,105
Capital in excess of par value	333,245	333,245
Deficit accumulated during the exploration stage	(495,536)	(473,442)

Total Stockholders’ Deficiency	(117,186)	(95,092)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,704	$9,923

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.

(Exploration Stage Company)

STATEMENT OF OPERATIONS

For three months ended October 31, 2012 and 2011 and for the period from

January 18, 2007 (date of inception) to October 31, 2012

(Unaudited)

	Three months ended October 31, 2012	Three months ended October 31, 2011	From January 18, 2007 (date of inception) to October 31, 2012

REVENUES	$-	$-	$-

EXPENSES
Exploration costs	-	-	15,331
Net loss in unconsolidated equity method investment	-	-	51,734
General and administrative	22,093	44,322	428,470

NET LOSS FROM OPERATIONS	$22,093	$44,322	$495,536

NET LOSS PER COMMON SHARE

Basic and diluted	$0.00	$0.00

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	45,105,000	45,025,000

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.

(Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the three months ended October 31, 2012 and 2011 and for the period from

January 18, 2007 (date of inception) to October 31, 2012

(Unaudited)

	Three months ended October 31, 2012	Three months ended October 31, 2011	From January 18, 2007 (date of inception) to October 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(22,093)	$(44,322)	$(495,536)

Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment loss on mineral properties	-	-	5,000
Net loss in equity method investment	-	-	51,734
Stock issued for consulting services	-	-	90,000
Discount of convertible note	-	-	116,000
Capital contributions – non-cash expense	-	-	56,550
Changes in accounts payable	13,874	(19,075)	99,640

Net cash (used in) operating activities	(8,219)	(63,397)	(76,612)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in Mining Leases	-	-	(56,734)
Net cash (used in) investing activities	-	-	(56,734)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from advances	-	65,000	-
Promissory Note	-	-	19,250
Proceeds from issuance of common stock	-	-	115,800

Net cash (used in) provided by financing activities	-	65,000	135,050

Net (Decrease) Increase in Cash	(8,219)	1,603	1,704

Cash at Beginning of Period	9,923	12,941	-

CASH AT END OF PERIOD	$1,704	$14,544	$1,704

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCIAL ACTIVITIES

Shares issued for consulting services	$-	$-	$90,000
Investment in joint venture	$-	$-	$(51,734)
Capital contributions – non –cash expense	$-	$-	$56,550

The accompanying notes are an integral part of these unaudited financial statements

SIGA RESOURCES, INC.

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

October 31, 2012

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

October 31, 2012

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - continued

On October 31, 2012 the Company had a net operating loss carry forward of $495,000 for income tax purposes.  The tax benefit of approximately $150,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will begin to expire in 2027.

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

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

October 31, 2012

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

SIGA RESOURCES, INC.

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

October 31, 2012

(Unaudited)

4.           INVESTMENT IN JOINT VENTURE

On January 16, 2011, the Company entered into a Property and Royalty Agreement with Peter Osha whereby the Company would have acquired Peter Osha’s Lucky Thirteen Placer Mining Property near Hope, British Columbia, Canada in exchange for $1.5 million Canadian plus a 3% net smelter royalty. Payments on the property are due as follows:

By or before January 15, 2011	*$10,000
By or before April 15, 2011	*40,000
By or before July 15, 2011	**50,000
By or before January 15, 2012	***100,000
By or before July 15, 2012	***100,000
By or before January 15, 2013	***150,000
By or before July 15, 2013	***150,000
By or before January 15, 2014	200,000
By or before July 15, 2014	200,000
By or before January 15, 2015	250,000
By or before July 15, 2015	250,000
Total	$1,500,000

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

As the Company is in default with its payments to Peter Osha on the acquisition of the Lucky Thirteen Mining Claim, Mr. Osha can cancel the sale agreement which would result in the Company having no interest in the Lucky Thirteen Mining Claim. As of the date of these financial statements, Mr. Osha has not cancelled the sale.

Big Rock Resources Inc. has indicated that it cannot provide the $8,500,000 financing and that the joint venture between the Company and Big Rock has been cancelled.

SIGA RESOURCES, INC.

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

October 31, 2012

(Unaudited)

5.           RELATED PARTY TRANSACTIONS

On November 15, 2010, 200,000 shares of common stock were issued to the directors under the terms and conditions of their consulting agreements.

Officers-directors are accruing management fees payable of $1,500 per month to each director. As of October 31, 2012 $30,883 is due to the Company’s officers-directors.

6.           CONVERTIBLE NOTES PAYABLE

On July 31, 2012, the Company converted $40,000 in accounts payable to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company did record a discount on the debt equal to the face value, in the amount of $40,000. This discount will be amortized to interest expense over the term of the debt, or one year.

On July 31, 2012, the Company converted $76,000 in advances to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company did record a discount on the debt equal to the face value, in the amount of $76,000. This discount will be amortized to interest expense over the term of the debt, or one year.

7.           NOTE PAYABLE

The Company received $17,500 under a promissory note agreement in July 2012. Per the note agreement, interest of $1,750 was accrued through July 31, 2012. Interest and principal were due on September 15, 2012. The Company is currently in default on this note.

8.           CAPITAL STOCK

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

We estimate we will require $237,804 in cash over the next twelve months, including the cost of completing the exploration work for the Lucky Thirteen claim during that period.   For a detailed breakdown refer to “Liquidity and Capital Reserves”.

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

Liquidity and Capital Resources

As of October 31, 2012 our total assets were $1,704 and our total liabilities were $166,455.

Not including the cost of completing the exploration phase of our Lucky Thirteen Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 65,000
Edgar filing fees	(ii)	6,000
Filing fees – Nevada; Securities of State	(ii)	375
Office and general expenses	(iv)	61,000
Estimated expenses for the next twelve months		132,375

Account payable as at October 31, 2012		166,455
Cash required for the next twelve months		$ 298,830

Should the Joint Venture partner fail to fund the Lucky 13 Joint Venture, an additional $400,000 may be required to fund its Exploration Costs and Property Acquisition.

(i)           Accounting and audit

 We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

January 31, 2013	10-Q	9,000	3,000	12,000
April 30, 2013	10-Q	9,000	3,000	12,000
July 31, 2013	10-K	9,000	20,000	29,000
October 31, 2013	10-Q	9,000	3,000	12,000
Estimated total		$ 36,000	$ 29,000	$ 65,000

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

Three months ended October 31, 2012 and 2011

Expense	Reference	3 months ended Oct. 31, 2012	3 months ended Oct. 31, 2011
Accounting and auditing	(i)	12,550	13,575
Bank charges and interest		96	143
Filing fees		-	1,000
Legal	(ii)	-	2,817
Management fees	(iii)	9,000	9,000
News Releases	(iv)	260	4,445
Office		187	203
Transfer agent’s fees		-	305
Travel	(v)	-	12,834
TOTAL EXPENSES		22,093	44,322

(i)           Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the financial statements for the year ended July 31, 2012 and 2011, were expensed in Q1.

(ii)

Legal

Legal costs were for opinions on the Lucky 13 joint venture in 2011

(iii)           Management fees

In accordance with the consulting agreements entered into by the Company with its directors, Monthly consulting fees were paid at the rate of $1,500 per month for each director.

(iv)

 News Releases

Several news releases were issued during the last year at a cost of $4,445.

 (v)           Travel

The travel fees increased to $12,834 in Q1 2011. This increase was due to exploration activities by Lucky Thirteen incurring during the quarter near Hope British Columbia. No travel costs in 2012

Balance Sheets

Total cash and cash equivalents, as of October 31, 2012 was $1,704 and $12,940 as at July 31, 2012.  Our working capital deficiency as at October 31, 2012 was a $164,751 and as of July 31, 2012, $117,589.

Total stockholders’ deficiency as of October 31, 2012 was $117,186 and $95,092 as at July 31, 2012. Total shares outstanding as at October 31, 2012 and July 31, 2012 was 45,105,000.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer, being Edwin Morrow, and Chief Financial Officer, being Robert Malasek. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

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

As of October 31, 2012, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the quarter ended October 31, 2012, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

ITEM 4T.                      CONTROLS AND PROCEDURES

There were no changes in Siga’s internal controls over financial reporting during the three months period  ending October 31, 2012 that have materially affected, or are reasonably likely to material affect, Siga’s internal control over financial reporting.

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

While we were incorporated in 2007, we have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to October 31, 2012, the date of our most recent financial statements is $414,261.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

There has been no change in our securities since the fiscal year ended July 31, 2012.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS

Exhibits

The following exhibits are included as part of this report by reference:

3		Corporate Charter (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

	3 (i)	Articles of Incorporation (incorporated by reference from Siga’s registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

	3 (ii)	By-laws (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

4		Stock Specimen (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10	10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.2

Corporate Acquisition Agreement between Siga, Touchstone Ventures Ltd, and Touchstone Precious Metals,  Inc  dated September 24, 2010 (incorporated by reference from Siga’s Form 10K for the year ended July 31, 2010)

10.3

Letter Agreement dated May 15, 2010 between Peter Osha and Touchstone Precious Metals, Inc. regarding the Option to Purchase the Lucky Thirteen Claim from Peter Osha. (incorporated by reference from Siga’s Form 10K for the year ended July 31, 2010)

10.4

Extension Agreement dated October 14, 2010 between Peter Osha, Touchstone Ventures Ltd, Touchstone Precious Metals Inc., and Siga Resources Inc. (incorporated by reference from Siga’s Form 10Q for the Quarter ended October 31, 2010)

	10.5	Property Acquisition and Royalty Agreement dated January 16, 2011 between Siga Resources Inc. and Peter Osha (incorporated by reference from Siga’s Form 10Q for the Quarter ended January 31, 2011)

10.6

Joint Venture Agreement dated May 12, 2011 between Big Rock Resources Ltd. and Siga Resources Inc.  regarding the development of the Lucky Thirteen Claim. (incorporated by reference from Siga’s Form 8K filed May 14, 2011).

10.7

Letter of Intent dated June 14, 2011 between Montana Mining Company and Siga Resources Inc. regarding the acquisition of the Big Bear Claims 1-9 located in San Bernardino County, California (incorporated by reference from Siga’s Form 8K filed June20, 2011).

10.8

Revised Acquisition Agreement dated July 7, 2011 between Montana Mining Company and Siga Resources Inc. regarding the acquisition of the Big Bear Claims 1-9 located in San Bernardino County, California (incorporated by reference from Siga’s Form 8K filed July 12, 2011).

10.9

Joint Venture Agreement dated July 22, 2011 between Bentall Fairview Resources Ltd.. and Siga Resources Inc.  regarding the development of the Big Bear Claims. (incorporated by reference from Siga’s Form 8K filed July 22, 2011).

10.10

Property Acquisition and Royalty Agreement dated September 20, 2011 between Siga Resources Inc. and Laguna Finance Ltd. regarding the acquisition of the Moutauban Gold Tailing Claims located in near Quebec City, Canada (incorporated by reference from Siga’s Form 8K filed September 28, 2011) .

101		XBRL Report No. 333-145879)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGA RESOURCES, INC.
(Registrant)

/s/ Bob Hogarth
Date: October 2, 2013	BOB HOGARTH
Chief Executive Officer, President and Director

/s/ Bob Hogarth
Date: October 2, 2013	BOB HOGARTH
Chief Financial Officer, Chief Accounting Officer, Secretary and Director