Form 10-Q
period 2013-01-31
Siga Resources Inc.
filed 2013-10-03
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

September 6, 2013:  45,105,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at January 31, 2013 and July 31, 20121	4

	Statement of Operations For the three and six months ended January 31, 2013 and 2012 and for the period January 18, 2007 (Date of Inception) to January 31, 2013	5

	Statement of Cash Flows For the six months ended January 31, 2013 and 2012 and for the period January 18, 2007 (Date of Inception) to January 31, 2013	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	16

ITEM 4.	Controls and Procedures	17

ITEM 4T.	Controls and Procedures	18

PART 11.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	18

ITEM 1A.	Risk Factors	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3.	Defaults Upon Senior Securities	21

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	22

	SIGNATURES.	23

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Siga Resources, Inc. ( an exploration stage company) at January 31, 2013 (with comparative figures as at July 31, 2012) and the statement of operations for the three and six months ended January 31, 2013 and 2012 and for the period from January 18, 2007 (date of incorporation) to January 31, 2013 and the statement of cash flows for the six months ended January 31, 2013 and 2012 and for the period from January 18, 2007 (date of incorporation) to January 31, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended January 31, 2013 are not necessarily indicative of the results that can be expected for the year ending July 31, 2013.

SIGA RESOURCES, INC.

(Exploration Stage Company)

BALANCE SHEETS

	(Unaudited) January 31, 2013	July 31, 2012

ASSETS

CURRENT ASSETS

Cash	$19	$9,923

Total Current Assets	19	9,923

TOTAL ASSETS	$19	$9,923

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$101,655	$85,765
Promissory Note Payable	19,250	19,250

Total Current Liabilities	120,905	105,015

TOTAL LIABILITIES

STOCKHOLDERS’ DEFICIENCY
Common stock 500,000,000 shares authorized, at $0.001 par value; 45,025,000 shares issued and outstanding as of January 31, 2012 and as at July 31, 2011 (Note 6)

	45,105	45,105
Capital in excess of par value	448,845	333,245
Deficit accumulated during the exploration stage	(614,835)	(473,442)

Total Stockholders’ Deficiency	(120,886)	(95,092)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$19	$9,923

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.

(Exploration Stage Company)

STATEMENT OF OPERATIONS

For the three and six months ended January 31, 2013 and 2012 and for the period from January 18, 2007 (date of inception) to January 31, 2013

(Unaudited)

	Three months ended		Six months ended		From January 18, 2007 (date of inception)
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012	to January 31, 2013

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Exploration costs (Note 3)	50,000	-	50,000	-	65,331
Net loss in unconsolidated equity method investment	-	-	-	-	51,734
General and administrative	69,300	66,778	91,393	22,457	497,770

NET LOSS FROM OPERATIONS	$119,300	$66,778	$141,393	$22,457	$614,835

NET LOSS PER COMMON SHARE

Basic and diluted	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	45,105,000	45,105,000	45,105,000	45,025,000

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.

(Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the six months  ended January 31, 2013 and 2012

and for the period from January 18, 2007 (date of inception) to January 31, 2013

(Unaudited)

	Six months ended January 31, 2013	Six months ended January 31, 2012	From January 18, 2007 (date of inception) to January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(141,393)	$(44,322)	$(614,835)

Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment loss on mineral properties	-	-	55,000
Net loss in equity method investment	-	-	51,734
Non-cash consulting expenses to directors	-	-	90,000
Discount of convertible note	115,600	-	231,600
Capital contributions – non-cash expense	-	-	56,550
Changes in accounts payable	15,889	(19,075)	101,655

Net cash (used in) operating activities	(9,904)	(63,397)	(28,297)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in Mining Leases	-	-	(56,734)
Net cash (used in) investing activities	-	-	(56,734)

CASH FLOWS FROM FINANCING ACTIVITIES:

Promissory Note	-	-	19,250
Advances from related parties	-	65,000	-
Proceeds from issuance of common stock	-	-	115,800

Net cash (used in) provided by financing activities	-	65,000	135,050

Net (Decrease) Increase in Cash	(9,904)	1,603	19

Cash at Beginning of Period	9,923	12,941	-

CASH AT END OF PERIOD	$19	$14,544	$19

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCIAL ACTIVITIES

Shares issued for consulting services	$-	$-	$90,000
Investment in joint venture	$-	$-	$(51,734)
Capital contributions – non –cash expense	$-	$-	$56,550

  The accompanying notes are an integral part of these financial statements.

SIGA RESOURCES, INC.

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2013

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

January 31, 2013

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - continued

On January 31, 2013 the Company had a net operating loss carry forward of $499,236 for income tax purposes.  The tax benefit of approximately $160,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will begin to expire in 2027.

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

January 31, 2013

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

January 31, 2013

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

As indicated above, the Company transferred its interests in the Mining Claims to the Joint Venture with a cost basis of $51,734. The Company accounts for this Joint Venture using the equity method. For the time period May 12, 2011 to January 31, 2013, the joint venture reported a net loss of approximately $330,000. Accordingly, the Company has recorded its share of those losses, but only up to the cost of its investment.

Big Rock Resources Inc. has indicated that it cannot provide the $8,500,000 financing and that the joint venture between the Company and Big Rock has been cancelled.

On January 31, 2013, the Company entered into an agreement with Peter Osha whereby it has issued to Peter Osha a convertible note payable for $50,000. This extends the agreement with Peter Osha to the end of 2013.

SIGA RESOURCES, INC.

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2013

(Unaudited)

5.           RELATED PARTY TRANSACTIONS

On November 15, 2010, 200,000 shares of common stock were issued to the directors under the terms and conditions of their consulting agreements.

The officer and director has earned $15,000 in director fees at a rate of $5,000 per month.

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

On January 31, 2013, the Company converted $50,000 in accounts payable to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of January 31, 2014. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company did record a discount on the debt equal to the face value, in the amount of $50,000. This discount will be amortized to interest expense over the term of the debt, or one year.

On January 31, 2013, the Company converted $38,000 in accounts payable to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of January 31, 2014. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company did record a discount on the debt equal to the face value, in the amount of $38,000. This discount will be amortized to interest expense over the term of the debt, or one year.

On January 31, 2013, the Company converted $27,600 in accounts payable to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of January 31, 2014. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company did record a discount on the debt equal to the face value, in the amount of $27,600. This discount will be amortized to interest expense over the term of the debt, or one year

SIGA RESOURCES, INC.

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2013

(Unaudited)

7.           NOTE PAYABLE

The Company received $23,250 under a promissory note agreement in July 2012. Per the note agreement, interest of $1,750 was accrued through July 31, 2012. Interest and principal were due on September 15, 2012. The Company is currently in default on this note.

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

To meet our need for cash we must raise additional capital.  We have entered into a joint venture to raise the required capital to develop the Lucky Thirteen Claim. However this joint venture has been abandoned. We will attempt to raise additional money through a private placement, public offering or through loans.  We have discussed this matter with our officers and directors. However, our officers and directors are unwilling to make any commitments to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash.  We require additional cash to continue operations.  Such operations could take many years of exploration and would require expenditure of very substantial amounts of money, money we do not presently have and may never be able to raise.   If we cannot raise it we will have to abandon our planned exploration activities and go out of business.

We estimate we will require $235,280 in cash over the next twelve months, including the cost of completing the exploration work for the Lucky Thirteen claim during that period.   For a detailed breakdown refer to “Liquidity and Capital Reserves”.

We may attempt to interest other companies to undertake exploration work on the Lucky Thirteen Claim through joint venture arrangement or even the sale of part of the Lucky Thirteen Claim.  Neither of these avenues has been pursued as of the date of this Form 10-Q  .

During the quarter we have done no exploration work on the Lucky Thirteen Claim.

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

Liquidity and Capital Resources

As of January 31, 2013 our total assets were $19 and our total liabilities were $120,905.

Not including the cost of completing the exploration phase of our Lucky Thirteen Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 47,000
Edgar filing fees	(ii)	6,000
Filing fees – Nevada; Securities of State	(ii)	375
Office and general expenses	(iv)	61,000
Estimated expenses for the next twelve months		114,375

Account payable as at January 31, 2013		120,905
Cash required for the next twelve months		$ 235,280

An additional $500,000 may be required to fund its Exploration Costs and Property Acquisition.

(i)           Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

January 31, 2012	10-Q	9,000	2,000	11,000
April 30, 2012	10-Q	9,000	2,000	11,000
July 31, 2012	10-Q	9,000	2,000	11,000
October 31, 2012	10-K	9,000	5,000	14,000
Estimated total		$ 36,000	$ 11,000	$ 47,000

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

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of January 31, 2013, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Three months ended January 31, 2013 and 2012

Expense	Reference	3 months ended January 31, 2013	3 months ended January 31, 2012
Accounting and auditing	(i)	$ 3,500	$ 2,620
Bank charges and interest		90	90
Exploration	(ii)	50,000	-
Consulting	(iii)	50,000	-
Filing fees		-	1,475
Legal		-	1
Management fees	(ii)	15,000	9,000
News Releases		110	575
Travel		600	676
TOTAL EXPENSES		119,300	22,457

(i)           Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the financial statements for the quarter ended January 31, 2013 and 2012.

(ii)           Exploration Expenses

The Company paid to Peter Osha $50,000 during the current quarter.

(iii)        Consulting Fees

Consulting fees of $50,000 were paid to Norm Newsom as payments to extend the agreement with Peter Osha.

(iv)           Management fees

In accordance with the consulting agreements entered into by the Company with its directors, Monthly consulting fees were paid at the rate of $1,500 per month for each director. This contract ended as of October 31, 2012. The new directors agreement calls for payments of $5,000 per month.

Six months ended January 31, 2013 and 2012

Expense	Reference	6 months ended January 31, 2013	6 months ended January 31, 2012
Accounting and auditing		$ 16,050	$ 16,195
Bank charges and interest		186	233
Consulting	(i)	50,000	8,000
Exploration	(ii)	50,000	-
Filing fees	(iii)	-	2,475
Legal	(iv)	-	2,818
Management fees	(v)	24,000	18,000
News Releases	(vi)	370	5,040
Office		187	202
Transfer agent’s fees		-	305
Travel	(vii)	600	13,510
TOTAL EXPENSES		$ 141,393	$ 66,778

 (i)

Consulting

Consulting fees of $50,000 were paid to Norm Newsom as payments to extend the agreement with Peter Osha during the six months ended January 31, 2013 (YTD13). During the six months ended January 31, 2012 (YTD12), the supervising geologist on site during the exploration stage of the Lucky 13 trenching program was the company’s ex-president Ed Morrow who charged $8,000.

(ii)

Exploration

The Company paid to Peter Osha $50,000 during the current quarter.

(iii)

Filing Fees

The filing fees increased due to XBRL Reporting requirements YTD12.

(iv)       Legal

Legal costs were for opinions on the Lucky 13 joint venture YTD12.

(v)         Management fees

In accordance with the consulting agreements entered into by the Company with its directors, Monthly consulting fees were paid at the rate of $1,500 per month for each director. This ended October 31, 2012

(vi)

News Releases

Several news releases were issued during YTD12, at a cost of $5,040.

Balance Sheets

Total cash and cash equivalents, as of January 31, 2013 was $19 and 9,923 as at July 31, 2012.  Our working capital deficiency as at January 31, 2013 was a $120,885 and as of July 31, 2012, $95,095.

Total stockholders’ deficiency as of January 31, 2013 was $120,885 and $95,092 as at July 31, 2012. Total shares outstanding as at January 31, 2013 and July 31, 2012 were 45,105,000.

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

ITEM 4T.                      CONTROLS AND PROCEDURES

There were no changes in Siga’s internal controls over financial reporting during the six month period ended January 31, 2012 that have materially affected, or are reasonably likely to material affect, Siga’s internal control over financial reporting.

PART II – OTHER INFORMATION

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
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary and Director