Form 10-Q
period 2013-04-30
Siga Resources Inc.
filed 2013-10-03
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

September 6, 2013:  45,105,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at April 30, 2013 and July 31, 20121	4

	Statement of Operations For the three and nine months ended April 30, 2013 and 2012 and for the period January 18, 2007 (Date of Inception) to April 30, 2013	5

	Statement of Cash Flows For the nine months ended April 30, 2013 and 2012 and for the period January 18, 2007 (Date of Inception) to April 30, 2013	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	16

ITEM 4.	Controls and Procedures	17

ITEM 4T.	Controls and Procedures	18

PART 11.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	18

ITEM 1A.	Risk Factors	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3.	Defaults Upon Senior Securities	21

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	22

	SIGNATURES .	23

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Siga Resources, Inc. ( an exploration stage company) at April 30, 2013 (with comparative figures as at July 31, 2012) and the statement of operations for the three and nine months ended April 30, 2013 and 2012 and for the period from January 18, 2007 (date of incorporation) to April 30, 2013 and the statement of cash flows for the nine months ended April 30, 2013 and 2012 and for the period from January 18, 2007 (date of incorporation) to April 30, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended April 30, 2013 are not necessarily indicative of the results that can be expected for the year ending July 31, 2013.

SIGA RESOURCES, INC.

(Exploration Stage Company)

BALANCE SHEETS

	(Unaudited) April 30, 2013	July 31, 2012

ASSETS

CURRENT ASSETS

Cash	$-	$9,923

Total Current Assets	-	9,923

TOTAL ASSETS	$-	$9,923

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$99,155	$85,765
Promissory Note Payable	23,250	19,250

Total Current Liabilities	122,405	105,015

TOTAL LIABILITIES

STOCKHOLDERS’ DEFICIENCY
Common stock 500,000,000 shares authorized, at $0.001 par value; 45,025,000 shares issued and outstanding as of April 30, 2013 and as at July 31, 2012 (Note 6)

	45,105	45,105
Capital in excess of par value	463,845	333,245
Deficit accumulated during the exploration stage	(631,405)	(473,442)

Total Stockholders’ Deficiency	(122,405)	(95,092)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$9,923

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.

(Exploration Stage Company)

STATEMENT OF OPERATIONS

For the three and nine months ended April 30, 2013 and 2012

and for the period from January 18, 2007 (date of inception) to April 30, 2013

(Unaudited)

	Three months ended		Nine months ended		From January 18, 2007 (date of inception)
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012	to April 30, 2013

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Exploration costs (Note 3)	-	-	50,000	-	65,331
Net loss in unconsolidated equity method investment	-	-	-	-	51,734
General and administrative	16,519	82,179	107,913	15,401	514,289

NET LOSS FROM OPERATIONS	$16,519	$82,179	$157,913	$15,401	$631,355

NET LOSS PER COMMON SHARE

Basic and diluted	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	45,105,000	45,025,000	45,105,000	45,025,000

The accompanying notes are an integral part of these unaudited financial statements.

SIGA RESOURCES, INC.

(Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the nine months  ended April 30, 2013 and 2012

and for the period from January 18, 2007 (date of inception) to April 30, 2013

(Unaudited)

	Nine months ended April 30, 2013	Nine months ended April 30, 2012	From January 18, 2007 (date of inception) to April 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(157,913)	$(82,179)	$(631,355)

Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment loss on mineral properties	-	-	55,000
Net loss in equity method investment	-	-	51,734
Non-cash consulting expenses to directors	-	-	90,000
Discount of convertible note	130,600	-	231,600
Capital contributions – non-cash expense	-	-	56,550
Changes in prepaid expenses	-	(1,000)	-
Changes in accounts payable	13,390	68,201	99,155

Net cash (used in) operating activities	(13,923)	(14,979)	(32,316)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in Mining Leases	-	-	(106,734)
Net cash (used in) investing activities	-	-	(106,734)

CASH FLOWS FROM FINANCING ACTIVITIES:

Promissory Note	4,000	-	23,250
Advances from related parties	-	5,965	-
Proceeds from issuance of common stock	-	-	115,800

Net cash (used in) provided by financing activities	4,000	5,965	135,050

Net (Decrease) Increase in Cash	(9,923)	(9,013)	-

Cash at Beginning of Period	9,923	12,941	-

CASH AT END OF PERIOD	$-	$3,928	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCIAL ACTIVITIES

Shares issued for consulting services	$-	$-	$90,000
Investment in joint venture	$-	$-	$(51,734)
Capital contributions – non –cash expense	$-	$-	$56,550

  The accompanying notes are an integral part of these financial statements.

SIGA RESOURCES, INC.

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2013

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

April 30, 2013

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - continued

On April 30, 2013 the Company had a net operating loss carry forward of $500,755 for income tax purposes.  The tax benefit of approximately $130,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will begin to expire in 2027.

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

April 30, 2013

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

April 30, 2013

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

As indicated above, the Company transferred its interests in the Mining Claims to the Joint Venture with a cost basis of $51,734. The Company accounts for this Joint Venture using the equity method. For the time period May 12, 2011 to April 30, 2013, the joint venture reported a net loss of approximately $330,000. Accordingly, the Company has recorded its share of those losses, but only up to the cost of its investment.

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

April 30, 2013

(Unaudited)

5.           RELATED PARTY TRANSACTIONS

On November 15, 2010, 200,000 shares of common stock were issued to the directors under the terms and conditions of their consulting agreements.

Until October 31, 2012, officers-directors are accruing management fees payable of $1,500 per month to each director. As of April 30, 2013 $30,883 is due to the Company’s ex-officers-directors.

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

On April 30, 2013, the Company converted $42,600 in accounts payable to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of January 31, 2014. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company did record a discount on the debt equal to the face value, in the amount of $42,600. This discount will be amortized to interest expense over the term of the debt, or one year

SIGA RESOURCES, INC.

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2013

(Unaudited)

7.           NOTE PAYABLE

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

We estimate we will require $236,780 in cash over the next twelve months, including the cost of completing the exploration work for the Lucky Thirteen claim during that period.   For a detailed breakdown refer to “Liquidity and Capital Reserves”.

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

Liquidity and Capital Resources

As of April 30, 2013 our total assets were $Nil  and our total liabilities were $122,405.

Not including the cost of completing the exploration phase of our Lucky Thirteen Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 47,000
Edgar filing fees	(ii)	6,000
Filing fees – Nevada; Securities of State	(ii)	375
Office and general expenses	(iv)	61,000
Estimated expenses for the next twelve months		114,375

Account payable as at April 30, 2013		122,405
Cash required for the next twelve months		$ 236,780

An additional $500,000 may be required to fund its Exploration Costs and Property Acquisition.

(i)           Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

April 30, 2012	10-Q	9,000	2,000	11,000
April 30, 2012	10-Q	9,000	2,000	11,000
July 31, 2012	10-Q	9,000	2,000	11,000
October 31, 2012	10-K	9,000	5,000	14,000
Estimated total		$ 36,000	$ 11,000	$ 47,000

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

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of April 30, 2013, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

  Three months ended April 30, 2013 and 2012

Expense	Reference	3 months ended April 30, 2013	3 months ended April 30, 2012
Accounting and auditing	(i)	$ 1,500	$ 2,885
Bank charges and interest		19	153
Filing fees		-	1,114
Transfer Agent		-	340
Consulting		-	1,000
Management fees	(ii)	15,000	9,000
News Releases		-	260
Travel		-	649
TOTAL EXPENSES		16,519	15,401

(i)           Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the financial statements for the quarter ended April 30, 2013 and 2012.

(ii)           Management fees

In accordance with the consulting agreements entered into by the Company with its directors, Monthly consulting fees were paid at the rate of $1,500 per month for each director. This contract ended as of October 31, 2012. The new director was paid at a rate of $5,000 per month.

Nine months ended April 30, 2013 and 2012

Expense	Reference	9 months ended April 30, 2013	9 months ended April 30, 2012
Accounting and auditing		$ 17,550	$ 19,080
Bank charges and interest		205	386
Exploration	(i)	50,000	-
Filing fees	(ii)	-	3,589
Legal	(iii)	-	2,817
Consulting	(iv)	50,000	9,000
Management fees	(v)	39,000	27,000
News Releases	(vi)	370	5,300
Office		188	202
Transfer agent’s fees		-	645
Travel	(vii)	600	14,160
TOTAL EXPENSES		$ 157,913	$ 82,179

(i)

Exploration Expenses

The Company paid to Peter Osha $50,000 during the current quarter.

(ii)

Filing Fees

The filing fees increased due to XBRL Reporting requirements YTD12.

(iii)       Legal

Legal costs were for opinions on the Lucky 13 joint venture YTD12.

(iv)

Consulting

Consulting fees of $50,000 were paid to Norm Newsom as payments to extend the agreement with Peter Osha during the nine months ended April 30, 2013 (YTD13). During the nine months ended April 30, 2012 (YTD12), the supervising geologist on site during the exploration stage of the Lucky 13 trenching program was the company’s ex-president Ed Morrow who charged $8,000. An additional $1,000 was paid for planning.

(v)         Management fees

In accordance with the consulting agreements entered into by the Company with its directors, Monthly consulting fees were paid at the rate of $1,500 per month for each director. This ended October 31, 2012. The new director is paid $5,000 per month.

(v)

News Releases

Several news releases were issued during YTD12, at a cost of $5,300.

(vi)

Travel

Due to exploration activities in  YTD12, travel expenses rose to $14,160.

Balance Sheets

Total cash and cash equivalents, as of April 30, 2013 was $Nil and 9,923 as at July 31, 2012.  Our working capital deficiency as at April 30, 2013 was a $122,405 and as of July 31, 2012, $95,095.

Total stockholders’ deficiency as of April 30, 2013 was $122,405 and $95,092 as at July 31, 2012. Total shares outstanding as at April 30, 2013 and July 31, 2012 were 45,105,000.

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

As of April 30, 2012, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the quarter ended April 30, 2012, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

ITEM 4T.                      CONTROLS AND PROCEDURES

There were no changes in Siga’s internal controls over financial reporting during the nine month period ended April 30, 2012 that have materially affected, or are reasonably likely to material affect, Siga’s internal control over financial reporting.

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

While we were incorporated in 2007, we have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to April 30, 2012, the date of our most recent financial statements is $436,717.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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