Form 10-K
period 2013-07-31
Siga Resources Inc.
filed 2013-12-06
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended July 31, 2013

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from August 1, 2012 to July 31, 2013

Commission File Number: 333-145879

SIGA RESOURCES, INC.
(Exact name of registrant as specified in charter)

Nevada	74-3207964
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

123 West Nye, Carson City, Nevada	89706
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (281) 256-5417

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act   [    ]  Yes   [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   [X]  Yes   [   ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes   [    ]  No

Table of Contents

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

November 21, 2013: 45,105,000 common shares

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

Table of Contents	2

Table of Contents	3

PART 1

ITEM 1. BUSINESS

History and Organization

Siga Resources, Inc.(“Siga”, the “company” or “we”) was incorporated in the State of Nevada on January 18, 2007, and established a fiscal year end of July 31.  We do not have any subsidiaries or affiliated companies. We have one joint venture project on the Lucky Thirteen Claim.

We are a start-up; Exploration Stage Company engaged in the search for gold and related minerals and have not generated any operating revenues since inception.  We have not made our payments to secure our one claim called the Lucky 13 Claim located in Hope, British Columbia, where we have completed exploration and testing work to see whether or not we have an economic resource. We have an oral agreement extending our rights to this claim subject to the Company raising funding to make our payments. Since we are in a position of default the owner of the Lucky 13 Claim can cancel our claim and sell to another third party or develop the Lucky 13 Claim on his own without notification.

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

Siga entered into a purchase agreement with Peter Osha on January 15, 2011 to earn a 100% interest in a placer gold project near Hope, British Columbia, Canada. Our investment is hereinafter referred to as the Lucky Thirteen Claim. Siga entered into a 50/50 joint venture on the lucky Thirteen Claim with Big Rock Resources Inc. on May 2011 and Siga and commenced evaluating the Lucky Thirteen Property as the operator of the Joint Venture until February 2012 when Big Rock Resources Inc. announced that it would be unable to complete the promised financing. We have been able to establish a verbal agreement with Peter Osha to extend.

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

Our administrative office is located at PO Box 541182, Houston Texas 77254-1182.   Our telephone number is (281) 256-5417.

Presently our outstanding share capital is 45,105,000 common shares.   We have no other type of shares either authorized or issued.

Table of Contents	4

Our previous auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report attached to the financial statements dated July 31, 2012.  We have $nil cash as at July 31, 2013 and have liabilities of $183,830.  Since our inception we have incurred accumulated losses of $731,780.  We anticipate minimum operating expenses for the next twelve months of $258,875(refer to page 20).  It is extremely unlikely we will earn any revenue for a minimum of 5 years.  We do not have any employees either full or part time.

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

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our properties, the Lucky 13 Claim, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of our shareholders’ investment. Similarly, our new Lucky Thirteen Claim calls for us to raise $10 million. If we do not raise these funds we will potentially lose our investment in this agreement, furthermore, the underlying claim may not contain any reserves, and any funds spent on exploration will be lost.

Table of Contents	5

3.	We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We were incorporated in 2007, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to July 31, 2013, the date of our most recent audited financial statements, is $731,780. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

Table of Contents	6

●	Costs of bringing the property into production including exploration preparation of production feasibility studies, and construction of production facilities;
●	Availability and cost of financing;
●	Ongoing costs of production;
●	Market prices for the minerals to be produced;
●	Environmental compliance regulations and restraints; and
●	Political climate and/or governmental regulations and controls.

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

7.	Because our officers and directors have other outside business activities and may not be in a position to devote all of their time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration .

Our one officer, our President currently devotes 90% of his available working time, approximately 50 hours per month, to our business.   Because our officers and directors have other outside business activities and may not be in a position to devote all of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended.   Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

8.	Because mineral exploration and development activities are inherently risky, we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, the Lucky Thirteen Claim, does not have a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. Previous mining exploration activities may have caused environmental damage to the Lucky Thirteen Claim. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If the Lucky Thirteen Claim is found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

9.	No matter how much money is spent on our Mineral Claim, the risk is that we might never identify a commercially viable ore reserve.

No matter how much money is spent over the years on the Lucky Thirteen Claim, we might never be able to find a commercially viable ore reserve.  Over the coming years, we could spend a great deal of money on the Lucky

Table of Contents	7

Thirteen Claim without finding anything of value.  There is a high probability the Lucky Thirteen Claim do not contain any reserves so any funds spent on exploration will probably be lost.

10.	Even with positive results during exploration, the Mining Claims might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible.  If the cost of extracting any minerals that might be found on the Lucky Thirteen Claim is in excess of the selling price of such minerals, we would not be able to develop the Lucky Thirteen Claim.  Accordingly even if ore reserves were found on the Lucky Thirteen Claim, without sufficient tonnage we would still not be able to economically extract the minerals from the Lucky Thirteen Claim in which case we would have to abandon the Lucky Thirteen Claim and seek another mineral property to develop, or cease operations altogether.

11.	We only have a verbal commitment to extend the payment terms to Peter Osha, the owner of the mineral rights of the Lucky 13 Claim.

We are in default by $500,000 in our payments to Peter Osha. As we are in default with our agreement with Peter Osha, Mr. Osha can cancel his agreement with us at any time.

12.	Although Peter Osha has the mineral rights of the Lucky 13 Claim, another party owns the property on which the Lucky 13 Claim is located. There is no agreement between Peter Osha and the owner of the property. Consequently, even if minerals are discovered on the Lucky 13 Claim, we may not be able to access and develop the minerals.

Risks Associated with owning our Shares:

13.	We anticipate the need to sell additional treasury shares in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We expect that the only way we will be able to acquire additional funds is through the sale of our common stock.  This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced.  The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

14.	We have settled liabilities of the Company by entering into Convertible Debentures and Settlement Agreements which have a significant dilution effect on our shareholders.

We have entered into Convertible Debentures and Settlement Agreements with our creditors which could result in the issuance of 231,600,000 additional shares.  This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced.  Further agreements could be entered into.

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

Table of Contents	8

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

By or before January 15, 2011	*$10,000	Paid
By or before April 15, 2011	*40,000	Paid
By or before July 15, 2011	**50,000	Paid
By or before January 15, 2012	100,000	***
By or before July 15, 2012	100,000	***
By or before January 15, 2013	150,000	***
By or before July 15, 2013	150,000	***
By or before January 15, 2014	200,000
By or before July 15, 2014	200,000
By or before January 15, 2015	250,000
By or before July 15, 2015	250,000
Total	$1,500,000

*Paid by the Company

**Paid by Lucky 13 Mining Company Ltd.

*** Extended verbally by Peter Osha

On May 12, 2011, we entered into a Joint Venture with Big Rock Resources Ltd. (“Big Rock”) to jointly explore and develop the Lucky Thirteen Claims. Under the terms of the Joint Venture, a new corporation has been formed Lucky 13 Mining Company Ltd. (the “Joint Venture”) and we have assigned our interests in the Lucky 13 Claim to the Joint Venture. Big Rock provided initial exploration financing of $400,000 and was to provide additional financing of up to $8.5 million to complete the acquisition and to develop the property if so required. Big Rock failed to provide the funding as required and this agreement has been cancelled.

An evaluation plan and program has commenced but has been delayed due to the default in the financing under the Joint Venture.

Table of Contents	9

The Claim is located in the New Westminster Mining Division, British Columbia, Map Number 092H:

Claim Name	Area Tenure	Type	Tenure Number	Expiry Date
Lucky Thirteen	168.157 ha	Placer	523082	December 1, 2013

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

Exploration Work – Plan of Operation Planned and Actual

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

Table of Contents	10

Phase I Work Program Estimate

Placer Mineral Tenure #523082	Option Deposit	50,000	Completed
Placer Mineral Tenure # 523082	Claim to Lease	5,000	Completed
Seismic Survey	Frontier GeoScience Ltd.- Russell Hillman P.Eng	33,380	On hold
Road Upgrade to CPR Track	Triple O Contracting	10,000	Completed
CPR Track Crossing	Triple O Contracting-CPR	10,000	Completed
Bonding & Insurance		10,000	Completed
Survey-12 Trenches (40' ea) 10' sample increments = 48 samples	Triple O	36,000	Completed
48 Samples Processed	Triple O Contracting	36,000	Completed
48 Assays		10,000	Underway
Pit Design	P.Eng (Mining)	5,000	Underway
Process Design	P.Eng (Metallurgical)	5,000	Underway
Contingency Reserve		189,620
Work Program Budget Total		$ 400,000

The Operational Budget reflects the current estimated Property Acquisition and Capital and Operating Costs to place the property into production at the earliest possible date. The operational budget detail may be modified as a result of the current recommended work program, however, no increase in estimated costs are anticipated.

Property Acquisition Budget Estimate

Property Acquisition	$1,500,000
Operational Budget Estimate
Road	$305,000
Operating Equipment & Buildings	3,477,126
Working Capital	517,290
Professional Fees	225,584
Operational Budget	2,475,000
Total Required Capital	$8,500,000

Bulk testing schedule

The following schedule was used to conduct the bulk sampling program on the Lucky Thirteen Property.

•	The test program consists of a series trenches to a maximum depth of 40 feet
•	Bulk samples are to be taken every 5 feet vertically
•	All trenches will be backfilled upon completion of test.
•	A washing and concentrating plant was set up near the excavation area and used to generate the samples under analysis.

The minimal overburden was removed and placed to the side of the test pits. Representative gravel material excavated from the trench was screened to different size fractions. The gravel samples were weighed and the information recorded. The concentrate captured was weighed and processed for minerals.

It is expected that in Phase I the gold content of the concentrates will be recovered by a gravity method. The remaining concentrates will be stored and retained for further analysis for other precious metals and by-products in Phase II of the Work Program.

Between each test the processing plant is washed down and cleaned up before the next test. The excavators will then backfill the finished trench doing the reclamation on a continuous basis.

Table of Contents	11

Competitive Factors

The mining industry is highly fragmented. We are competing with many other exploration companies looking for gold. We are among the smallest exploration companies in existence and are an infinitely small participant in the mining business which is the cornerstone of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims. Readily available markets exist for the sale of gold. Therefore, we will likely be able to sell any gold that we are able to recover, in the event commercial quantities are discovered on the Lucky Thirteen Claim. The Lucky Thirteen Claim can produce commercially saleable gravels and decorative stone as part of the mining process. While valuable the gravel will have to be sold to an existing market and it is not possible to determine at the present time how large the gravel market for Lucky Thirteen products is. In order to mine the commercially saleable gravels and decorative stones, an agreement with the owner of the property on which the Lucky 13 Claim sits would have to be reached.

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

Table of Contents	12

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

Recommendations by

T.L. Sadlier-Brown, Professional Geologist (report completed in 2007)

Lucky 13 Joint Venture

On May 12, 2011, the Company entered into an agreement with Big Rock Resources Ltd., an Alberta company ("Big Rock"), whereby the two companies commenced developing the Lucky Thirteen gold placer project (the "Project") under a 50/50 joint venture agreement (the "JV Agreement"). Under the terms of the JV Agreement, Big Rock provided $400,000 in funds as follows:

Payment of $400,000 for the initial work program on the Project, payable as follows:

a.	$50,000 by May 14, 2011;
b.	$350,000 by May 31, 2011;

Big Rock Resources Ltd., has indicated that it cannot raise the balance of $8,500,000 for the cost of putting the Project into production, consequently, the joint venture with Big Rock has been cancelled.

Investment Policies

Siga does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the directors are able to invest.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party or to which the Lucky Thirteen is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since our date of inception.  Management hopes to hold an Annual General Meeting of Stockholders during 2014.

Table of Contents	13

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, we have not paid any dividends on our common stock, and we do not anticipate that it will pay dividends in the foreseeable future.  As at July 31, 2013, we had 37 shareholders; two of these shareholders are an officer and director.

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

Operation Statement Data

			18-Jan-07
	For the year ended	For the year ended	(date of incorporation) to
	July 31, 2013	July 31, 2012	July 31, 2013
Exploration Costs	$—	$—	$15,331
Interest Expense	13,925	1,750	15,675
Net loss in unconsolidated equity method investment	—	—	$51,734
General and Administrative	184,413	101,753	589,039
Net loss	$198,338	$103,503	$671,780

Weighted average shares outstanding (basic and fully diluted	45,105,000	45,035,521
Net loss per share (basic and fully diluted)	$0.00	$0.00

Balance Sheet Data

Cash and cash equivalent	$	Nil	$9,923	$	Nil
Total assets	$	Nil	$9,923	$	Nil
Total liabilities		$129,230	$105,015		$129,230
Total Stockholders’ deficiency		$(129,230)	$(95,092)		$(129,230)
Table of Contents	14

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Corporate Organization and History within the Last Three years

We were incorporated under the laws of the State of Nevada on January 18, 2007 under the name Siga Resources Inc.  We do not have any subsidiaries or affiliated companies. We have one potential project on the Lucky Thirteen Claim. The venture has to date defaulted on payments to keep the ownership in the Lucky Thirteen Claim intact. Consequently, we are at risk of losing our interests in the Lucky Thirteen Claim entirely. We have a verbal commitment by the owner of the Claim. The owner is in the position to renege on his verbal commitment without reprisal.

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

To meet our need for cash we must raise additional capital.  We have entered into a joint venture to raise the required capital to develop the Lucky Thirteen Claim which has been terminated. We will attempt to raise additional money through a private placement, public offering or through loans.  We have discussed this matter with our officers and directors. However, our officers and directors are unwilling to make any commitments to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash.  We require additional cash to continue operations.  Such operations could take many years of exploration and would require expenditure of very substantial amounts of money, money we do not presently have and may never be able to raise.   If we cannot raise it we will have to abandon our planned exploration activities and go out of business.

Table of Contents	15

We estimate we will require $258,875 in cash over the next twelve months, including the cost of completing the exploration work for the Lucky Thirteen claim during that period.   For a detailed breakdown refer to “Liquidity and Capital Reserves”.

We may attempt to interest other companies to undertake exploration work on the Lucky Thirteen Claim through joint venture arrangement or even the sale of part of the Lucky Thirteen Claim.  Neither of these avenues has been pursued as of the date of this Form 10-K.

During the year we have no exploration work on the Lucky Thirteen Claim and we have terminated a joint venture in which the joint venture partner pays for 100% of the costs and receives 50% of the net profit as our joint venture partner has indicated that it will not be participating in the venture any further due to its inability to raise financing.

We do not intend to hire any employees at this time.

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

Liquidity and Capital Resources

As of July 31, 2013 our total assets were $Nil and our total liabilities were $183,830.

Not including the cost of completing the exploration phase of our Lucky Thirteen Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$7,500
Edgar filing fees	(ii)	6,000
Filing fees – Nevada; Securities of State	(ii)	375
Office and general expenses	(iv)	61,000
Estimated expenses for the next twelve months		74,875

Account payable as at July 31, 2013		183,830
Cash required for the next twelve months		$258,875

Table of Contents	16

In order to continue to make property payments an additional $900,000 may be required during the year for property payments.

(i)           Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

October 31, 2013	10-Q	1,500	—	1,500
January 31, 2014	10-Q	1,500	—	1,500
April 30, 2014	10-Q	1,500	—	1,500
July 31, 2014	10-K	3,000	—	3,000
Estimated total		$7,500	$—	$7,500

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

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of July 31, 2013, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Table of Contents	17

Twelve months ended July 31, 2013 and 2012

Expense	Reference	Year ended July 31, 2013	Year ended July 31, 2012	Change
Accounting and auditing		22,050	22,080	(30)
Bank charges and interest		205	532	(327)
Consulting	(i)	172,000	9,000	163,000
Management fees	(ii)	49,000	36,000	13,000
Legal		—	6,817	(6,817)
Filing fees		—	4,665	(4,665)
News Releases		370	6,080	(5,710)
Office		—	430	(430)
Telephone		188	337	(149)
Interest	(iii)	13,925	1,750	12,175
Transfer agent’s fees		—	1,653	(1,653)
Travel		600	14,159	(13,559)
TOTAL EXPENSES		258,338	103,503	154,835

(i)           Consulting

During the year, one consultant, Norm Newsom was paid $120,000 as compensation for extensions from Peter Osha and providing consulting services to the Company. No formal extension documents were received from Peter Osha. Peter Osha was paid $50,000 for compensation for extending the terms of the Mineral Lease acquisition on Lucky 13. $2,000 was paid to the Markle group for providing edgarizing and news releases services. This has resulted in consulting fees increasing $163,000 over 2012 fees.

(iii)          Management fees

For 8 months the Director was paid $5,000 per month. The previous Directors of the Company were paid $1,500 per month each during the 2012 year end until they resigned late in 2012. Consequently director fees increased $13,000 from 2013 over 2012.

(iv)          Interest

Interest increased to $13,925 due to the interest earned on the Convertible Notes of $11,600 the balance was for the interest on the note payable.

Balance Sheets

Total cash and cash equivalents, as of July 31, 2013 was $Nil and $9,923 as at July 31, 2012.  Our working capital deficiency as at July 31, 2013 was a $183,830 and as of July 31, 2012, $95,092.

Total stockholders’ deficiency as of July 31, 2013 was $183,830 and $95,092 as at July 31, 2012. Total shares outstanding as at July 31, 2013 and 2012 was 45,105,000.

Table of Contents	18

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

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Lucky Thirteen Claim, and

●	other events which we have no control over.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The company had no independent accountant review the financials for this period, in accordance with Rule 3-11 of Regulation S-X.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Table of Contents	19

Internal controls are mechanisms to ensure objectives are achieved and were under the supervision of the Company’s Chief Executive Officer, being Edwin Morrow, and Chief Financial Officer, being Robert Malasek until their withdrawal of services on November 7, 2012 and since then Bob Hogarth as President and Director. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

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

As of July 31, 2013, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended July 31, 2013, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

•	The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee,

•	The Company has limited segregation of duties which is not consistent with good internal control procedures.

•	The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

•	There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any effect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

Table of Contents	20

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

ITEM 9A. (T) CONTROLS AND PROCEDURES

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s )	Age

Bob Hogarth 123 West Nye, Carson City, NV, 897062	Chief Executive Officer, President and Director (1)	67

(1)	Bob Hogarth and Richard W Markle were appointed a director on November 7, 2012 as, President and the Chief Executive Officer, and Secretary Treasurer, respectively on the same day. Mr. Markle has subsequently resigned.

The percentage of common shares beneficially owned, directly or indirectly, or over which control or direction are exercised by the directors and officers of our Company, collectively, is nil.

Background of officers and directors

BOB HOGARTH has been the President and Director of the Company since November 7, 2012.

Mr Hogarth was the head professional golfer at the Royal Montreal Goff Course for the past 22 years,. Mr. Hogarth is a resident of Beaconsfield, Quebec.

Table of Contents	21

Board of Directors

Below is a description of the Audit Committee of the Board of Directors.  The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Our audit committee is comprised of Bob Hogarth, our President and Chairman of the Audit Committee whom is not independent.   Mr. Hogarth cannot be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B.  .

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

Family Relationships

None

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

Table of Contents	22

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation to our directors and officers was paid as follows:

Summary Compensation Table

Long Term Compensation
	Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compen sation ($)

Bob Hogarth	2013 2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Richard W. Markle	2013	-0-	-0-	-0-	-0-	-0-

Edwin G. Morrow President, CEO and Director	2011 2012 2013	-0- -0- -0-	16,500 16,000 4,500	45,000 -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Robert Malasek Secretary Treasurer, CFO and Director	2011 2012 2013	-0- -0- -0-	16,500 16,000 4,500	45,000 -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Table of Contents	23

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Consulting Agreements with Executive Officers and Directors

There is no consulting agreement with the Company’s director. He has paid himself $5,000 per month for 8 months. There were consulting agreements with both of the previous officers or directors. Under their respective agreements with Ed Morrow and Richard Malasek, the directors were to be paid $1,500 per month each and each received 100,000 shares upon entering into these agreements.

Stock Option Plan

We have never established any form of stock option plan for the benefit of our directors, officers or future employees.  We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in Summary of Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with us, or any change in control of us, or a change in the person’s responsibilities following a change in control of us.

Compliance with Section 16 (a) of the Exchange Act

We know of no director or officer, (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a).  We do not know whether the beneficial owner of more than ten percent of any class of equity securities of our stock registered pursuant to Section 12 (“Reporting Person”) has filed any reports required to be furnished pursuant to Section 16(a)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at xx, 2011, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Table of Contents	24

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common	Arun Kumar	17,500,000	38.9%
Stock	#8 Nairal Rd., Raiwai,Suva, Fiji

Common	Rohit Singh	8,750,000	19.4%
Stock	Narata, Nausori, GPO, Box 1004, Suva, Fiji

Common Stock	Bob Hogarth	20,000	0.00%
	123 West Nye, Carson City, NV, 89706

Common Stock	Greater than 5% shareholders as a Group(3 persons)	26,272,000	58.3%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)	Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of our officers or directors has options, warrants, rights or conversion privileges outstanding.

We do not know of any other shareholder who has more than 5 percent of the issued shares.

The number of shares under Rule 144 is 23,825,000.

Our two largest shareholders, Arun Kumar and Rohit Singh, own, collectively, 26,250,000 issued and outstanding shares of our common stock.   All except 1,750,000 of these shares are “restricted shares” as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.  Under Rule 144, shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

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

Description of Our Securities

We have only common shares authorized and there are no preferred shares or other forms of shares.  Our authorized common stock consists of 500,000,000 shares of common stock, par value $0.001 per share.  The holders of our common stock:

-	have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by our Board of Directors;

-	are entitled to share ratably in all of our assets available for distribution upon winding up of our affairs; and

-	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and

-	are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders.

Table of Contents	25

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

Table of Contents	26

Transactions with Promoters

We do not have promoters and have no transactions with any promoters.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended July 31, 2013 for professional services for the review of the quarterly financial statements as at April 30, 2012; October 31, 2012; and January 31, 2013, annual financial statements as of July 31, 2012 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $1,550 for each of the quarters ended April 30, 2012; $2,000 for each of October 31, 2012 and January 31, 2013 and a $7,500 for the audit of July 31, 2012.

(2) Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Siga’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3) Tax Fees

The aggregate fees billed in July 31, 2013 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4) All Other Fees

During the period from inceptions to July 31, 2013 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5) Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with us to make any pre-approval policies meaningful.  Once we have elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

Table of Contents	27

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

3 (ii) By-laws (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

4	Stock Specimen (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.2	Corporate Acquisition Agreement between Siga, Touchstone Ventures Ltd, and Touchstone Precious Metals, Inc dated September 24, 2010 (incorporated by reference from Siga’s Form 10K for the year ended July 31, 2010)

10.3	Letter Agreement dated May 15, 2010 between Peter Osha and Touchstone Precious Metals, Inc. regarding the Option to Purchase the Lucky Thirteen Claim from Peter Osha. (incorporated by reference from Siga’s Form 10K for the year ended July 31, 2010)

10.4	Extension Agreement dated October 14, 2010 between Peter Osha, Touchstone Ventures Ltd, Touchstone Precious Metals Inc., and Siga Resources Inc. (incorporated by reference from Siga’s Form 10Q for the Quarter ended October 31, 2010)

10.5	Property Acquisition and Royalty Agreement dated January 16, 2011 between Siga Resources Inc. and Peter Osha (incorporated by reference from Siga’s Form 10Q for the Quarter ended January 31, 2011)

10.6	Joint Venture Agreement dated May 12, 2011 between Big Rock Resources Ltd. and Siga Resources Inc. regarding the development of the Lucky Thirteen Claim. (incorporated by reference from Siga’s Form 8K filed May 14, 2011).

10.7	Letter of Intent dated June 14, 2011 between Montana Mining Company and Siga Resources Inc. regarding the acquisition of the Big Bear Claims 1-9 located in San Bernardino County, California (incorporated by reference from Siga’s Form 8K filed June20, 2011).

10.8	Revised Acquisition Agreement dated July 7, 2011 between Montana Mining Company and Siga Resources Inc. regarding the acquisition of the Big Bear Claims 1-9 located in San Bernardino County, California (incorporated by reference from Siga’s Form 8K filed July 12, 2011).

10.9	Joint Venture Agreement dated July 22, 2011 between Bentall Fairview Resources Ltd.. and Siga Resources Inc. regarding the development of the Big Bear Claims. (incorporated by reference from Siga’s Form 8K filed July 22, 2011).

10.10	Property Acquisition and Royalty Agreement dated September 20, 2011 between Siga Resources Inc. and Laguna Finance Ltd. regarding the acquisition of the Moutauban Gold Tailing Claims located in near Quebec City, Canada (incorporated by reference from Siga’s Form 8K filed September 28, 2011)

33.0	XBRL Report

Table of Contents	28

Financial Statements.   The following financial statements are included in this report:

Table of Contents	29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA RESOURCES, INC.

(Registrant)

By: /s/ BOB HOGARTH

Bob Hogarth

Chief Executive Officer,

President and Director

Date:  November 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By: /s/ BOB HOGARTH

Bob Hogarth

Chief Executive Officer,

President and Director

Date:  November 22, 2013

Table of Contents	30

SIGA RESOURCES, INC.

(Exploration Stage Company)

BALANCE SHEETS

	July 31, 2013	July 31, 2012
ASSETS
CURRENT ASSETS
Cash	$—	$9,923

TOTAL CURRENT ASSETS	—	9,923

TOTAL ASSETS	$—	$9,923

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable (including related party amounts of $27,883 and $18,035)	$158,255	$85,765
Note payable	25,525	19,250
Convertible notes payable, net of discounts of $127,600 and $0, respectively	—	—
Settlements payable, net of discounts of $152,600 and $0, respectively	—	—

Total Current Liabilities	183,830	105,015

STOCKHOLDERS’ DEFICIENCY
Common stock
500,000,000 shares authorized, at $0.001 par value;
45,105,000 and 45,025,000 shares issued and outstanding as of July 31, 2013 and 2012, respectively	45,105	45,105
Capital in excess of par value	502,845	333,245
Share Subscriptions received	—	—
Deficit accumulated during the exploration stage	(731,780)	(473,442)

Total Stockholders’ Deficiency	(183,830)	(95,092)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$—	$9,923

The accompanying notes are an integral part of these financial statements.

Table of Contents	31

SIGA RESOURCES, INC.

(Exploration Stage Company)

STATEMENT OF OPERATIONS

For the years ended July 31, 2013 and 2012 and for the period from

January 18, 2007 (date of inception) to July 31, 2013

(Unaudited)

	Year ended		18-Jan-07 (inception)
	31 July 2013	31 July 2012	to 31 July 2013
REVENUES	$—	$—	$—
EXPENSES
General and administrative	244,413	101,753	589,040
Net loss in unconsolidated equity method investment	—	—	51,734
Exploration costs	—	—	10,331
Impairment loss on mineral claims	—	—	5,000
TOTAL EXPENSES	244,413	101,753	656,105
OTHER EXPENSE
Interest expense	13,925	1,750	15,675
NET LOSS	$(258,338)	$(103,503)	$(671,780)
NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	45,105,000	45,035,521

The accompanying notes are an integral part of these financial statements.

Table of Contents	32

SIGA RESOURCES, INC.
(Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
Period January 18, 2007 (date of inception) to July 31. 2013
	Common Shares Issued	Subscriptions Received	Common stock Amount	Capital in Excess of Par Value	Deficit accumulated during exploration stage	Total
Balance January 18, 2007	—	$—	$—	$—	$—	$—
Issuance of common shares for cash – July 2007	43,785,000	—	43,785	(17,985)	—	25,800
Capital contributions - non-cash expenses	—	—	—	8,700	—	8,700
Net loss for the period January 18,2007 (date of inception) to July 31, 2007			—		(22,659)	(22,659)
Balance as at July 31, 2007	43,785,000	—	43,785	(9,285)	(22,659)	11,841
Capital contributions - non-cash expenses	—	—	—	17,400	—	17,400
Net loss for the year ended July 31, 2008	—	—	—	—	(57,226)	(57,226)
Balance as at July 31, 2008	43,785,000	—	43,785	8,115	(79,885)	(27,985)
Capital contributions – non-cash expenses	—	—	—	17,400	—	17,400
Net loss for the year ended July 31, 2009	—	—	—	—	(36,149)	(36,149)
Balance as at July 31, 2009	43,785,000	—	43,785	25,515	(116,034)	(46,734)
Capital contributions - non-cash expenses	—	—	—	13,050		13,050
Net loss for the year ended July 31, 2010	—	—	—	—	(24,511)	(24,511)
Balance as at July 31, 2010	43,785,000	—	43,785	38,565	(140,545)	(58,195)
Share subscriptions received	—	20,000	—	—	—	20,000
Shares issued for services	200,000	—	200	89,800		90,000
Issuance of shares for cash, July 28, 2011	1,040,000	—	1,040	68,960	—	70,000
Net loss July 31, 2011	—	—	—	—	(229,394)	(229,394)
Balance as at July 31, 2011	45,025,000	20,000	45,025	197,325	(369,939)	(107,589)
Shares issued for subscriptions received	80,000	(20,000)	80	19,920	—	—
Debt discounts related to beneficial conversion features	—	—	—	116,000	—	116,000
Net loss July 31, 2012					(103,503)	(103,503)
Balance as at July 31, 2012	45,105,000	$—	$45,105	$333,245	$(473,442)	$(95,092)
Debt discounts related to beneficial conversion features	—	—	—	169,600	—	169,600
Net loss for the year ended July 31, 2012					(258,338)	(258,338)
Balance as at July 31, 2012	45,105,000	$—	$45,105	$502,845	$(721,780)	$(183,830)

Table of Contents	33

SIGA RESOURCES, INC.

(Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the years ended July 31, 2013 and 2012 and for the period from

January 18, 2007 (date of inception) to July 31, 2013

	Year ended	Year ended	January 18, 2007 to (inception)
	31 July 2013	31 July 2012	31 July 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(258,338)	$(103,503)	$(671,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity loss on mining exploration	—	—	51,734
Impairment loss on mineral claims	—	—	5,000
Stock issued for consulting services	—	—	90,000
Capital contributions – non-cash expenses	—	—	56,550
Changes in accounts payable	72,490	6,986	103,655
Net Cash Used in Operating Activities	(180,448)	(96,517)	(364,841)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Mining Leases	—	—	(56,734)
Net Cash Used in Investing	—	—	(56,734)
CASH FLOWS FROM FINANCING ACTIVITIES
Promissory Notes	17,925	93,500	153,175
Settlement Agreements	158,000	—	158,000
Proceeds from issuance of common stock	—	—	115,800
Net Cash Provided by Financing	170,525	93,500	421,575
Net Increase (Decrease) in Cash	(9,923)	(3,017)	—
Cash at Beginning of Period	9,923	12,940	—
CASH AT END OF PERIOD	$—	$9,923	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Stock issued for consulting services	$—	$—	$90,000
Investment in Joint Venture	$—	$—	$51,734
Accrued interest converted to notes payable	$17,925	$1,750	$19,675
Accounts payable converted to notes payable	$40,000	$40,000	$40,000
Accounts payable converted to settlements payable	$158,000	$—	$158,000
Capital contributions – non-cash expenses	$—	$—	$38,565

The accompanying notes are an integral part of these financial statements

Table of Contents	34

SIGA RESOURCES, INC.

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2013

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of July 31, 2013 the Company has 313,200,000 of common stock equivalents outstanding and 2012, the Company has 116,000,000 common stock equivalents outstanding, calculated using the if-converted method

Income Taxes

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

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Table of Contents	35

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities

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

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable.  When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets

Mineral Property Acquisition and Exploration Costs

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

3. ACQUISITION OF MINERAL CLAIMS

On March 11, 2007, the Company acquired the Valolo Gold Claim located in the Republic of Fiji for the consideration of $5,000 including a geological report.  The Valolo Gold Claim is located 10 miles east of the town of Korovou , Fiji.  The Company has abandoned this claim.

Table of Contents	36

On January 16, 2011, the Company entered into a Property Acquisition and Royalty Agreement with Peter Osha whereby the Company will have acquired Peter Osha’s Lucky Thirteen Placer Mining Property (“Lucky Thirteen”) near Hope, British Columbia, Canada in exchange for $1.5 million Canadian plus a 3% net smelter royalty. Payments on the property are due as follows:

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

* Paid by the Company

** Paid by Lucky 13 Mining Company Ltd.

*** Not Paid. Peter Osha has verbally agreed to extend the Property Acquisition and Royalty Agreement. Peter Osha has the right to cancel this Agreement without notice.

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

4. RELATED PARTY TRANSACTIONS

Under consulting agreements executed in September 2010, two of the Company’s former directors were to be paid $1,500 per month. On November 15, 2012 both of these directors resigned. As of July 31, 2013 $27,883 ($29,398 – July 31, 2012) was due to these former directors (these amounts included minor travel expenses). On November 15, 2010, 200,000 shares were issued to the two former directors under the terms and conditions of their consulting agreements. These shares were valued at $90,000, which was the market value of the shares when issued.

Table of Contents	37

5. CONVERTIBLE NOTES PAYABLE

On July 31, 2012, the Company converted $40,000 in accounts payable to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. On July 31, the Company converted $4,000 in accrued interest payable to the same convertible promissory note. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company did record a discount on the debt equal to the face value, in the amount of $40,000 in 2012 and $4,000 in 2013. This discount will be amortized to interest expense over the term of the debt, or one year.

On July 31, 2013, the Company converted $76,000 in advances to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. On July 31, the Company converted $7,600 in accrued interest payable to the same convertible promissory note. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company did record a discount on the debt equal to the face value, in the amount of $76,000 and $7,600 in 2013. This discount will be amortized to interest expense over the term of the debt, or one year.

6. SETTLEMENTS PAYABLE

On January 31, 2013, the Company has agreed to convert $50,000 payable to Peter Osha with shares valued at $0.001 if the Company. The invoice states that it is convertible into shares of the Company’s common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company did record a discount on the debt equal to the face value, in the amount of $50,000 in 2014. This discount will be amortized to interest expense over the term of the debt, or one year.

On January 31, 2013, the Company has agreed to convert $50,000 payable to Norm Newsom ha with shares valued at $0.001 if the Company. The invoice states that it is convertible into shares of the Company’s common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company did record a discount on the debt equal to the face value, in the amount of $50,000 in 2014. This discount will be amortized to interest expense over the term of the debt, or one year.

On June 30, 2013, the Company has agreed to convert $70,000 payable to Norm Newsom with shares valued at $0.001 of the Company The invoice states that it is convertible into shares of the Company’s common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company did record a discount on the debt equal to the face value, in the amount of $70,000 in 2014. This discount will be amortized to interest expense over the term of the debt, or one year. During the year, the Company has paid $12,000 on this payable, leaving the net amount convertible at $58,000.

7. NOTE PAYABLE

The Company received $17,500 under a promissory note agreement in July 2012. Per the note agreement, interest of $1,750 was accrued through July 31, 2013. An additional $4,000 was received under this Note in 2013. Interest and principal were due on September 15, 2012. The Company is currently in default on this note. Implied interest of $2,325 has been accrued on this Note.

Table of Contents	38

8. CAPITAL STOCK

On July 28, 2011, the Company completed a private placement consisting of 1,000,000 shares for a total consideration of $60,000 and 40,000 shares for a total consideration of $10,000.

On June 14, 2012, the Company issued 80,000 shares of its common stock for the $20,000 cash it received under a share subscription agreement, in January 2011. The shares were issued June 13, 2012.

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

10. INCOME TAXES

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ended	Estimated NOL Carry-Forward $	NOL expires	Estimated Tax Benefit from NOL $	Valuation Allowance from NOL Benefit $	Net Tax Benefit
2007	22,659	2027	7,704	(7,704)	—
2008	57,226	2028	19,456	(19,456)	—
2009	36,149	2029	12,291	(12,291)	—
2010	24,511	2030	8,334	(8,334)	—
2011	229,394	2031	77,994	(77,994)	—
2012	103,503	2032	35,191	(35,191)	—
2013	258,338	2033	87,835	(87,835)	—
Total	731,780		248,805	(248,805)	—

The total valuation allowance as of July 31, 2013 was $248,805 which increased by $87,835 for the year ended July 31, 2013.

As of July 31, 2013 and 2012, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended July 31, 2013, and 2012 and no interest or penalties have been accrued as of July 31, 2013 and 2012.

The tax years from 2007 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

Table of Contents	39