Form 10-Q
period 2013-10-31
Siga Resources Inc.
filed 2014-01-09
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended October 31, 2013

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from to

Commission File number 333-145879

SIGA RESOURCES, INC.

                                             (Exact name of registrant as specified in its charter)

Nevada	74-3207964
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

123 West Nye Carson City, Nevada, 89706
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

Non-accelerated filer     [   ]  (Do not check if a small reporting company)                           Small reporting company      [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]   No   [X]

Table of Contents	1

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

September 6, 2013: 45,105,000 common shares

Table of Contents	2

		Page Number
PART 1.	FINANCIAL INFORMATION	4

ITEM 1.	Financial Statements (unaudited)	4

	Balance Sheet as at October 31, 2013 and July 31, 2013	5

	Statement of Operations For the three months ended October 31, 2013 and 2012 and for the period January 18, 2007 (Date of Inception) to October 31, 2013	6

	Statement of Cash Flows For the three months ended October 31, 2013 and 2012 and for the period January 18, 2007 (Date of Inception) to October 31, 2013	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	17

ITEM 4.	Controls and Procedures	18

ITEM 4T.	Controls and Procedures	19

PART 11.	OTHER INFORMATION	19

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits	24

	SIGNATURES	25

Table of Contents	3

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Siga Resources, Inc. ( an exploration stage company) at October 31, 2013 (with comparative figures as at July 31, 2013) and the statement of operations for the three months ended October 31, 2013 and 2012 and for the period from January 18, 2007 (date of incorporation) to October 31, 2013 and the statement of cash flows for the three months ended October 31, 2013 and 2012 and for the period from January 18, 2007 (date of incorporation) to October 31, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended October 31, 2013 are not necessarily indicative of the results that can be expected for the year ending July 31, 2013.

Table of Contents	4

SIGA RESOURCES, INC.

(Exploration Stage Company)

BALANCE SHEETS

	(Unaudited)	(Unaudited)
	October 31, 2013	July 31, 2013

ASSETS

CURRENT ASSETS

Cash	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$174,755	$158,255
Promissory Note Payable	26,214	25,575

Total Current Liabilities	200,969	183,830

TOTAL LIABILITIES

STOCKHOLDERS’ DEFICIENCY
Common stock
500,000,000 shares authorized, at $0.001 par value;
45,105,000 shares issued and outstanding as of October 31 and July 31, 2013	45,105	45,105
Capital in excess of par value	506,035	502,845
Deficit accumulated during the exploration stage	(752,109)	(731,780)

Total Stockholders’ Deficiency	(200,969)	(183,830)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	5

SIGA RESOURCES, INC.

(Exploration Stage Company)

STATEMENT OF OPERATIONS

For three months ended October 31, 2013 and 2012 and for the period from

January 18, 2007 (date of inception) to October 31, 2013

(Unaudited)

	Three month ended October 31, 2013	Three months ended October 31, 2012	From January 18, 2007 (date of inception) to October 31, 2013

REVENUES	$—	$—	$—

EXPENSES
Exploration costs	—	—	15,331
Net loss in unconsolidated equity method investment	—	—	51,734
General and administrative	20,329	22,093	685,044

NET LOSS FROM OPERATIONS	$22,093	$44,322	$752,109

NET LOSS PER COMMON SHARE

Basic and diluted	$0.00	$0.00

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	45,105,000	45,105,000

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	6

SIGA RESOURCES, INC.

(Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the three months ended October 31, 2013 and 2012 and for the period from

January 18, 2007 (date of inception) to October 31, 2013

(Unaudited)

	Three months ended October 31, 2013	Three months ended October 31, 2012	From January 18, 2007 (date of inception) to October 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(22,093)	$(44,322)	$(752,109)

Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment loss on mineral properties	—	—	5,000
Net loss in equity method investment	—	—	51,734
Stock issued for consulting services	—	—	150,000
Capital contributions – non-cash expense	—	—	56,550
Changes in accounts payable	16,500	13,874	120,155

Net cash (used in) operating activities	(3,829)	(8,219)	(374,070)

CASH FLOWS FROM INVESTING ACTIVITIES: Investment in Mining Leases	—	—	(56,734)
Net cash (used in) investing activities	—	—	(56,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Promissory Note	3,829	—	157,004
Discount of settlement	—	—	158,000
Proceeds from issuance of common stock	—	—	115,800

Net cash (used in) provided by financing activities	3,829	—	430,804

Net (Decrease) Increase in Cash	—	(8,219)	—

Cash at Beginning of Period	—	9,923	—

CASH AT END OF PERIOD	$—	$1,704	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCIAL ACTIVITIES

Shares issued for consulting services	$—	$—	$90,000
Investment in joint venture	$—	$—	$(51,734)
Capital contributions – non –cash expense	$—	$—	$51,550

The accompanying notes are an integral part of these unaudited financial statements

Table of Contents	7

SIGA RESOURCES, INC.

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

October 31, 2013

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of October 31, 2013 the Company has 313,200,000 of common stock equivalents outstanding and 2012, the Company has 116,000,000 common stock equivalents outstanding, calculated using the if-converted method.

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

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Table of Contents	8

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

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

Table of Contents	9

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

Table of Contents	10

As indicated above, the Company transferred its interests in the Mining Claims to the Joint Venture with a cost basis of $51,734. The Company accounts for this Joint Venture using the equity method. For the time period May 12, 2011 to October 31, 2013, the joint venture reported a net loss of approximately $186,000. Accordingly, the Company recorded its share of those losses, but only up to the cost of its investment.

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

5.           RELATED PARTY TRANSACTIONS

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

Table of Contents	11

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

8.           NOTE PAYABLE

The Company received $17,500 under a promissory note agreement in July 2012. Per the note agreement, interest of $1,750 was accrued through July 31, 2013. An additional $4,000 was received under this Note in 2013. Interest and principal were due on September 15, 2012. The Company is currently in default on this note. Implied interest of $2,325 has been accrued on this Note.

9.           CAPITAL STOCK

On July 28, 2011, the Company completed a private placement consisting of 1,000,000 shares for a total consideration of $60,000 and 40,000 shares for a total consideration of $10,000.

On June 14, 2012, the Company issued 80,000 shares of its common stock for the $20,000 cash it received under a share subscription agreement, in January 2011. The shares were issued June 13, 2012.

10.          GOING CONCERN

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

Table of Contents	12

11.           INCOME TAXES

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ended	Estimated NOL Carry-Forward $	NOL expires	Estimated Tax Benefit from NOL $	Valuation Allowance from NOL Benefit $	Net Tax Benefit

2007	22,659	2027	7,704	(7,704)	—
2008	57,226	2028	19,456	(19,456)	—
2009	36,149	2029	12,291	(12,291)	—
2010	24,511	2030	8,334	(8,334)	—
2011	229,394	2031	77,994	(77,994)	—
2012	103,503	2032	35,191	(35,191)	—
2013	258,338	2033	87,835	(87,835)	—
Total	731,780		248,805	(248,805)	—

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

Table of Contents	13

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

The financial statements prepared have not been audited. Previously our auditors issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the Lucky Thirteen Claim. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in the Company.  We must raise cash to implement our planned exploration program if it is not funded by our joint venture partner and stay in business.

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

Table of Contents	14

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

Liquidity and Capital Resources

As of October 31, 2013 our total assets were $1,704 and our total liabilities were $166,455.

Not including the cost of completing the exploration phase of our Lucky Thirteen Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$65,000
Edgar filing fees	(ii)	6,000
Filing fees – Nevada; Securities of State	(ii)	375
Office and general expenses	(iv)	61,000
Estimated expenses for the next twelve months		132,375

Account payable as at October 31, 2013		166,455
Cash required for the next twelve months		$298,830

Table of Contents	15

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

Three months ended October 31, 2013 and 2012

Expense	Reference	3 months ended Oct. 31, 2013	3 months ended Oct. 31, 2012
Accounting and auditing	(i)	12,550	13,575
Bank charges and interest		96	143
Filing fees		—	1,000
Legal	(ii)	—	2,817
Management fees	(iii)	9,000	9,000
News Releases	(iv)	260	4,445
Office		187	203
Transfer agent’s fees		—	305
Travel	(v)	—	12,834
TOTAL EXPENSES		22,093	44,322

Table of Contents	16

(i)           Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the financial statements for the year ended July 31, 2013 and 2012, were expensed in Q1.

(ii) Legal

Legal costs were for opinions on the Lucky 13 joint venture in 2012

(iii)           Management fees

In accordance with the consulting agreements entered into by the Company with its directors, Monthly consulting fees were paid at the rate of $1,500 per month for each director.

(iv)  News Releases

Several news releases were issued during the last year at a cost of $4,445.

 (v)           Travel

The travel fees increased to $12,834 in Q1 2012. This increase was due to exploration activities by Lucky Thirteen incurring during the quarter near Hope British Columbia. No travel costs in 2013

Balance Sheets

Total cash and cash equivalents, as of October 31, 2013 was $1,704 and $12,940 as at July 31, 2013.  Our working capital deficiency as at October 31, 2013 was a $164,751 and as of July 31, 2013, $117,589.

Total stockholders’ deficiency as of October 31, 2013 was $117,186 and $95,092 as at July 31, 2013. Total shares outstanding as at October 31, 2013 and July 31, 2013 was 45,105,000.

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

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

Table of Contents	17

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Valolo claim and/or Lucky Thirteen claim, and

●	other events which we have no control over.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, being Bob Hogarth. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

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

As of October 31, 2013, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the

Table of Contents	18

quarter ended October 31, 2013, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

ITEM 4T.  CONTROLS AND PROCEDURES

There were no changes in Siga’s internal controls over financial reporting during the three months period  ending October 31, 2013 that have materially affected, or are reasonably likely to material affect, Siga’s internal control over financial reporting.

PART 11 – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings to which Siga is a party or to which the Valolo Gold Claim or the Lucky Thirteen Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

Table of Contents	19

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

While we were incorporated in 2007, we have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to October 31, 2013, the date of our most recent financial statements is $414,261.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

Table of Contents	20

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

Our President devotes 90% of his available working time, approximately 50 hours per month, to our business.   Because our officers and directors have other outside business activities and may not be in a position to devote all their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended.   Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

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

Table of Contents	21

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

Table of Contents	22

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

There has been no change in our securities since the fiscal year ended July 31, 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5.  OTHER INFORMATION

None

Table of Contents	23

ITEM 6.  EXHIBITS

Exhibits

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)
3(i)	Articles of Incorporation (incorporated by reference from Siga’s registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)
3(ii)	By-laws (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)
4	Stock Specimen (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration
10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)
10.2	Corporate Acquisition Agreement between Siga, Touchstone Ventures Ltd, and Touchstone Precious Metals, Inc dated September 24, 2010 (incorporated by reference from Siga’s Form 10K for the year ended July 31, 2010)
10.3	Letter Agreement dated May 15, 2010 between Peter Osha and Touchstone Precious Metals, Inc. regarding the Option to Purchase the Lucky Thirteen Claim from Peter Osha. (incorporated by reference from Siga’s Form 10K for the year ended July 31, 2010)
10.4	Extension Agreement dated October 14, 2010 between Peter Osha, Touchstone Ventures Ltd, Touchstone Precious Metals Inc., and Siga Resources Inc. (incorporated by reference from Siga’s Form 10Q for the Quarter ended October 31, 2010)
10.5	Property Acquisition and Royalty Agreement dated January 16, 2011 between Siga Resources Inc. and Peter Osha (incorporated by reference from Siga’s Form 10Q for the Quarter ended January 31, 2011)
10.6	Joint Venture Agreement dated May 12, 2011 between Big Rock Resources Ltd. and Siga Resources Inc. regarding the development of the Lucky Thirteen Claim. (incorporated by reference from Siga’s Form 8K filed May 14, 2011)
10.7	Letter of Intent dated June 14, 2011 between Montana Mining Company and Siga Resources Inc. regarding the acquisition of the Big Bear Claims 1-9 located in San Bernardino County, California (incorporated by reference from Siga’s Form 8K filed June20, 2011).
10.8	Revised Acquisition Agreement dated July 7, 2011 between Montana Mining Company and Siga Resources Inc. regarding the acquisition of the Big Bear Claims 1-9 located in San Bernardino County, California (incorporated by reference from Siga’s Form 8K filed July 12, 2011).
10.9	Joint Venture Agreement dated July 22, 2011 between Bentall Fairview Resources Ltd.. and Siga Resources Inc. regarding the development of the Big Bear Claims. (incorporated by reference from Siga’s Form 8K filed July 22, 2011).
10.10	Property Acquisition and Royalty Agreement dated September 20, 2011 between Siga Resources Inc. and Laguna Finance Ltd. regarding the acquisition of the Moutauban Gold Tailing Claims located in near Quebec City, Canada (incorporated by reference from Siga’s Form 8K filed September 28, 2011)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Bob Hogarth
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Bob Hogarth
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Bob Hogarth
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Bob Hogarth
33-0	XBRL Report No. (333-145879)

Table of Contents	24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGA RESOURCES, INC.
(Registrant)

Date: January 6, 2014	BOB HOGARTH
Chief Executive Officer, President and Director
Chief Financial Officer, Chief Accounting Officer, Secretary and Director

Table of Contents	25