Form 10-K/A
period 2013-07-31
Siga Resources Inc.
filed 2015-06-22
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment #1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended July 31, 2013

[ ]	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ______________ to ______________

Commission File Number: 333-145879

SIGA RESOURCES, INC.
(Exact name of registrant as specified in charter)

Nevada	74-3207964
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

573 Monroe Blvd, Painesville, OH	42077
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (216) 408-9423

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. [X] Yes [  ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a small reporting company)	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter. On January 31, 2013, the market value of the 22,065,000 shares held by non-affiliates was $238,302.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

June 4, 2015: 45,105,000 common shares Of these shares 22,065,000 are held by third parties. The market value of these shares is $63,988.

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

PART I

ITEM 1. BUSINESS

History and Organization

Siga Resources, Inc.(“Siga”, the “company” or “we”) was incorporated in the State of Nevada on January 18, 2007, and established a fiscal year end of July 31. We do not have any subsidiaries or affiliated companies. On April 9, 2015, the Company has entered into a Letter of Intent with Flex Mining Ltd., whereby it will pay $10,000 within six months, and issue to Flex Mining Ltd. 1,800,000 shares of common stock of the Company, as compensation for entering into an earn-in agreement where, by making capital expenditure of up to $1,000,000 over three years on the Big Monty Claims. Flex Mining Ltd. owns 100% of six claims named the Big Monty Claims in the historic Abitibi Greenstone Belt. This earn-in agreement is subject to the Company reverse splitting the shares on the basis of one new share for every 200 existing shares and changing the name of the Company to Gold Lakes Corp. The Company is currently conducting its due diligence and the parties have agreed to enter into a Definitive Agreement by after the reverse split. Previously, the Company had two projects one the Valolo Claim in the Philippines, and the second a joint venture project on the Lucky Thirteen Claim.

We engaged in the search for gold and related minerals and have not generated any operating revenues since inception. We have not made our payments to secure our claim called the Lucky 13 Claim located in Hope, British Columbia, where we have completed exploration and testing work to see whether or not we have an economic resource. As we have not made the scheduled property payments we are in breach of our agreement to this claim we have defaulted on this claim.

With respect to the Valolo Claim in the Philippines, the Claim has expired.

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

Siga entered into a purchase agreement with Peter Osha on January 15, 2011 to earn a 100% interest in a placer gold project near Hope, British Columbia, Canada. Our investment is hereinafter referred to as the Lucky Thirteen Claim. Siga entered into a 50/50 joint venture on the Lucky Thirteen Claim with Big Rock Resources Inc. on May 2011 and Siga and commenced evaluating the Lucky Thirteen Property as the operator of the Joint Venture until February 2012 when Big Rock Resources Inc. announced that it would be unable to complete the promised financing. Subsequent to the resignation of our previous director, Mr. Bob Hogarth, in November 2014, we are not proceeding with the purchase agreement with Peter Osha. We have spent through the joint venture approximately $400,000 on a work program on the Luck Thirteen Claim.

As of the date of this Form 10K, we are planning on conducting exploration activities on the Big Monty Claims.

We have no full time employees and our management devotes a percentage of their time to the affairs of our Company. Our website is www.sigaresourcesinc.com.

Our administrative office is located at 573 Monroe Blvd, Painesville, OH 44077. Our telephone number is (216) 408-9423.

Presently our outstanding share capital is 45,105,000 common shares. We have no other type of shares either authorized or issued.

Our current auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report attached to the financial statements.  We have $nil cash as at July 31, 2013 and have liabilities of $259,767.  Since our inception we have incurred accumulated losses of $638,117.  We anticipate minimum operating expenses for the next twelve months of $187,142.  It is extremely unlikely we will earn any revenue for a minimum of 5 years.  We do not have any employees either full or part time.

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

Our auditors’ report on our 2013 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to commit to loan or advance capital to us, we believe that if we do not raise additional capital through the issuance of treasury shares, we will be unable to conduct exploration activity and may have to cease operations and go out of business.

2.	Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our prospective properties, the Big Monty Claims, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of our shareholders’ investment.

3.	We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We were incorporated in 2007, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to July 31, 2013, the date of our most recent audited financial statements, is $638,117. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon:

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

5.	If we don’t raise enough money for exploration, we will have to delay exploration or go out of business, which will result in the loss of our shareholders’ investment.

We estimate that, with funding committed by our management combined, we do not have sufficient cash to continue operations for twelve months even if we only carry out Phase I of our planned exploration activity on the Big Monty Claims. We need to raise additional capital to undertake Phase I. We may not be able to raise additional funds. If that occurs we will have to delay exploration or cease our exploration activity and go out of business which will result in the loss of our shareholders’ entire investment in our Company.

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

Our one officer, our President will be devoting only 15% of his time, approximately 24 hours per month, to our business. As a consequence of the limited devotion of time to the affairs of our Company expected from management, our business may suffer. For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended. Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

8.	Because mineral exploration and development activities are inherently risky, we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, the Big Monty Claims, does not have a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. Previous mining exploration activities may have caused environmental damage to the Big Monty Claims. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If the Big Monty Claims is found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

9.	No matter how much money is spent on our Mineral Claim, the risk is that we might never identify a commercially viable ore reserve.

No matter how much money is spent over the years on the Big Monty Claims, we might never be able to find a commercially viable ore reserve. Over the coming years, we could spend a great deal of money on the Big Monty Claims without finding anything of value. There is a high probability the Big Monty Claims do not contain any reserves so any funds spent on exploration will probably be lost.

10.	Even with positive results during exploration, the Mining Claims might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible. If the cost of extracting any minerals that might be found on the Big Monty Claims is in excess of the selling price of such minerals, we would not be able to develop the Big Monty Claims. Accordingly even if ore reserves were found on the Big Monty Claims, without sufficient tonnage we would still not be able to economically extract the minerals from the Big Monty Claims in which case we would have to abandon the Big Monty Claims and seek another mineral property to develop, or cease operations altogether.

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

We have entered into Convertible Debentures Agreements with our creditors which could result in the issuance of 127,600,000 additional shares. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. Further agreements could be entered into.

15.	Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are “penny stocks” and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his stock.

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

ITEM 2. PROPERTIES

Our mineral properties are a letter of intent to acquire the:

Big Monty Claims

We have entered into a letter of intent with Flex Mining Ltd. to enter into an Earn-In on Flex Mining’s Big Monty Claims.

The Big Monty Claims consist of the following 7 mining claims in Northern Ontario:

Mining Claim #	# of 16HA Claim Units	# of Hectares	# of Acres
4256641	16	256	633
4256642	16	256	633
4256644	6	96	237
4256645	9	144	356
4256646	11	176	435
4256647	12	192	475
	70	1,120	2,768

Location and Access

The Big Monty Claims is located approximately 70 kilometers (44 miles) north of Kirkland Lake, Ontario, and 68 kilometers east of Timmins, Ontario (42 miles). It is located approximately 10 kilometers (6 miles) east of Matheson, Ontario. The area covered by the Claim is an active mineral exploration and development region with plenty of heavy equipment and operators available for hire. Both Kirkland Lake and Timmins can provide all necessary amenities and supplies including, fuel, helicopter services, hardware, drilling companies and assay services. Access to our Claim is via major highway east of Matheson. No water is required for the purposes of our planned exploration work. No electrical power is required at this stage of exploration. Any electrical power that might be required in the foreseeable future could be supplied by gas powered portable generators.

The claim’s terrain is rugged with mountain forests growth throughout.

Property Geology

Bedrock outcrops were found to be generally rare across all of the claims. This was due to vegetation and glacial till. Portions of the claims have been logged in recent years; particularly the northern portion of claim 4256645 and claims 4256646 and 4256647. However the logged areas have re-vegetated with first generation plants (grasses, pines, scrub oaks, sumac, etc.) making it difficult to find bedrock exposures. Also a significant portion of the claims area is covered with a veneer of glacial till of varying thicknesses. The till is described as a fine to medium grain arkosic sand with occasional pebble and gravel size clasts. This till dominates claims area south of the North Branch of the Porcupine-Destor Fault. The available bedrock outcrops are primarily found on claims 4255645, 4255646 and 4255647 due to recent logging and the glacial till being locally thinner at these claims. The observed bedrock is a massive fine-grained mafic volcanic rocks intruded with mafic rock characterized by pillow structures. Also observed was a northwest/southeast dike on claim 4255646. The dike rock is described as a medium-grain with visible feldspars and slightly magnetic. Finally, accessory minerals of pyrite and possible arsenopyrite were observed in several rocks. The general geochemistry is indicating the collect rocks are mafic being rich in iron and magnesium with low silica by weight. No significant concentrations of precious, base or rare earth elements were detected in the collected rocks. A belt of volcanic rocks, of the Savura Volcanic Group, underlies the property. These volcanic rocks are exposed along a wide axial zone of a broad complex. The presence of these rocks is on our property is relevant to us as gold mineralization, at the nearby (approximately 20 miles to the west of our claim) Nasoata Gold Mine, a past producer of gold in commercial quantities, is generally concentrated within extrusive volcanic rocks (of the Savura Volcanic Group) on the walls of large volcanic caldera.

The Big Monty Claims are located approximately 6 miles east of the town of Matheson (2,410 population)

Previous Exploration

On October 28, 2013, G3 - Gauvreau GeoEnvironmental Group Inc. prepared 2013 Claims Assessment Report. The work performed as part of the claims assessment necessary for the Big Monty Property to maintain the claims in good standing following the guidelines set forth by the Ontario Ministry of Northern Development and Mines (MNDM). The Big Monty Property is a northwest to southeast group of seven claims on Crown Land located west and south of Trollope Lake in Frecheville Township as illustrated on Figure 1. The claim numbers are the following: 4256641, 4256642, 4256644, 4256645, 4256646 and 4256647.

The assessment work for the claims is divided into three tasks:

1) Field Study performing geologic mapping and sampling

2) Magnetic Survey interpretation, and

3) Georeferencing.

The Big Monty claims were staked in September and October of 2010. These claims are geologically located in the Abitibi greenstone province. Structurally the claims lie along the central sector of the north branch of the Porcupine-Destor Fault. This Fault divides the claim’s lithostratographic assemblages north and south. The northern half of the claims has been mapped as Stoughton-Roquemaure Assemblage (27.25 to 27.20 Ma) (1). The southern and up side of the Fault has been mapped as the as the Kidd-Munro Assemblage (27.18 to 27.10 Ma) (1). The Stoughton-Roquemaure Assemblage is characterized by komatiitic basalt and low to high-Mg komatiite intrusives. Spinifex-textured and pillowed komatiites are common (2) while the Kidd-Monro Assemblage is described as assemblage as ultramafic and mafic, tholeiitic, metavolcanic rocks with minor high-silica rhyolite (1).

In the 2012 assessment period, an aerial magnetic survey was conducted on the Big Monty claims. The results from aerial magnetic survey produced a residual magnetic intensity map and a first vertical derivative of the residual magnetic intensity map. No corresponding geologic interpretation of the aerial magnetic survey was completed during that assessment period.

Field Study

A field study was performed beginning October 7 through October 11 and October 22, 2013. The purpose of the field study, where possible, was to complete the following:

●	geological mapping,

●	grab/hand rock sampling,

●	geochemical sampling,

●	structural mapping (faults, joints, fractures, etc.), and

●	GPS locating of control points including claim corner posts and claim boundaries.

Nine rock samples were collected from various bedrock outcrops during the field study. These samples were submitted to an Agat Laboratories in Sudbury, Ontario for chemical analyses.

The field geological mapping and chemical analysis data is used to tie the aerial magnetometer survey to observable and mapable bedrock conditions along with structures the Porcupine-Destor Fault Zone.

Aerial Magnetometer Survey Interpretation

The interpretation of the aerial magnetic survey interpretation was conducted using the data collected in the field. The results from aerial magnetic survey produced a residual magnetic intensity map and a first vertical derivative of the residual magnetic intensity map. The reader is reminded that a magnetic field has a direction or vector. Residual magnetic intensity is the remnant magnetic field before the rock has cooled below the Curie point and the magnetic field has been removed (3). This magnetism can be in any direction. The residual magnetic intensity is not only the magnetism from the first cooling event but the residual magnetism can be affected but subsequent events (magmatic or hydrothermal intrusion) that will affect the magnetic minerals in that formation.

The first vertical derivative of the residual magnetic intensity emphasizes near surface features by mathematically removing the inclination and declination of the field from the data. The transformed data views the same geologic structures as the residual magnetic intensity map, but with the magnetic pole’s field induced vertical. The first vertical derivative is calculated by measuring the magnetic field simultaneously at two points vertically above each other and dividing the difference in the magnetic intensities by the distance between the two points. Figure 3 illustrates the residual magnetic intensity. The north branch of the Porcupine-Destor Fault is the dividing line between high and low magnetic intensity.

The magnetic intensity decreases to the southwest of the Fault. Correspondingly, the magnetic intensity is elevated on the claims northeast of the Fault. Interestingly, off set movement of the low magnetic intensity to the northeast is illustrated by the faults labeled 2 and 3 movement to the northeast. The low magnetic intensity located in the southeastern part of the Big Monty claims can be interpreted to be the lack of magnetic minerals which may possibly be due to an underlying felsic intrusive body. The mafic dike on claim 4255646 was expected to have a clear magnetic signature especially considering the rock sample collected from the dike was slightly magnetized and had the highest iron concentration however no geometric magnetic signature mimicking the dike was observed.

As with the residual magnetic intensity map, areas of north of the Porcupine-Destor Fault illustrate relatively higher general magnetic intensity than areas south of the Fault, and the southwestern portion of claim 4256641 is also an area of low magnetic intensity. Five near circular areas of elevated magnetic intensity are interpreted along or paralleling to the Northern Branch of the Porcupine- Destor Fault in claims 4256641, 4256642 and 4256645. These features are interpreted to be intrusions characterized by rocks with significant magnetic minerals. The relationship of the intrusions to the Fault can be interpreted as these intrusions having been injected into the Fault.

Georeferencing

MNDM requires the claims to be in spatially correct location. Georeferencing was planned as part of the field study following the MNDM guidelines. During the Field Study each claim corner was found using a GPS. Unfortunately no claims post were found at or surrounding these GPS locations. A request for extension has been filed to complete the georeferencing and re-posting of the claims.

Proposed Exploration Work – Plan of Operation

The ultimate goal of the assessment work is to identify locations of where to drill for precious metals. To achieve that goal from the available data, various assumptions must be made regarding the interpretation for the potential of mineralization. For example, if the assumption is that gold will be associated with quartz/felsic intrusions then the southwestern corner of claim 4256640 represents a reasonable target area. If it is further assumed that mineralization is associated with fault structures then the northeast trending Faults 3 and 4 should be focus areas for potential exploration locations.

However if the mineralization is associated with massive sulfide intrusions then the five elevated magnetic areas associated with the Fault are potential targets. Massive sulfides are usually associated with pyrite which is only slightly magnetic. The mineralization may be associated with pyrhhotite and magnetite which are common in sulfide intrusives. It should be noted that two of the elevated magnetic intensity areas are located at junction points between the Branch of the Porcupine-Destor Fault and the northeastern trending faults. The junction locations are ideal for intrusives and are recommended drilling locations.

Consequently, the proposed field work will be a phased exploration program to properly evaluate the potential of the Big Monty Claims. We must conduct exploration to determine what minerals exist on our property and whether they can be economically extracted and profitably processed. We plan to proceed with exploration of the Big Monty Claims by drilling the quartz/felsic intrusion as well as testing further the five elevated magnetic areas associated with the fault in order to begin determining the potential for discovering commercially exploitable deposits of gold on our claim.

We have not discovered any ores or reserves on the Big Monty Claims. Our planned work is exploratory in nature.

The goal of phase 1 is to utilize the current data base for the project, (an airborne mag survey and a brief geologic review done in 2013) to develop possible drill targets seeking precious and base metals on the 7 claims comprising the Monty Project.

The existing knowledge of geology and structure is insufficient to spot drill targets at this time. Only 9 rock samples were taken and none found more than trace values in precious or base metals. A problem was lack of outcrop, limiting knowledge of the actual rock types, including structure and geology. 10 outcrops were found and the geological evaluation was minimal. The report does not indicate that rock fabric or strike and dip of features was performed.

The Porcupine-Destor fault system is believed to run generally East-West through the property with numerous North East-South West cross faults providing several possible intersecting structural features which could possibly host economic mineralization.

Phase 1 will revisit outcrops for mapping and recording attitudes and fabric. Outcrop exposure will be attempted by stripping moss and vegetation from shallowly covered areas. This same effort will assess access for drill equipment, and determine if additional geophysics, either airborne or ground, would be valuable in determining more precisely the strike and dip of the major structures.

Competitive Factors

The mining industry is highly fragmented. We are competing with many other exploration companies looking for gold. We are among the smallest exploration companies in existence and are an infinitely small participant in the mining business which is the cornerstone of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims. Readily available markets exist for the sale of gold. Therefore, we will likely be able to sell any gold that we are able to recover, in the event commercial quantities are discovered on the Big Monty Claims. There is no ore body on the Big Monty Claims.

Government Regulation

Exploration activities are subject to various national and provincial laws which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed there under in Ontario and Canada.

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

Employees

Initially, we intend to use the services of subcontractors for labor exploration work on our claim. At present, we have no employees as such although our officer and director devotes a portion of their time to the affairs of the Company. Our officer and director does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

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

Exploration

Previous exploration work has not included any attempt to drill the structure on Big Monty Claims. Records indicate that no detailed exploration has been completed on the property.

Adjacent Properties

The adjacent properties are cited as examples of the type of deposit that has been discovered in the area and are not major facets to this report.

Planned Exploration Program

Description of Phase 1 Expenses	Cost
Air travel	$3,000
Fees for field crews for 3 weeks	25,000
Transportation	2,00
Equipment rental	6,000
Ground transportation (ATV rental)	1,500
Sampling and assaying	6,000
Trenching and possible short-hole drilling	25,000
TOTAL PHASE ONE	$67,500

If phase 1 is successful, and time/weather is acceptable drilling can be commenced:

Description of Phase 2 Expenses	Cost
Ground/air geophysics over fault zones	$30,000
Fees for field crews for 2 months	48,000
Drilling 3,300 meter holes if warranted	108,000
TOTAL PHASE TWO	$186,000

TOTAL FOR PHASES ONE AND TWO	$253,600

There are no permanent facilities, plants, buildings or equipment on the Big Monty Claims.

We intend to complete the exploration work on the Big Monty Claims. No exact date has been determined for the commencement of exploration work on the Big Monty Claims.

Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited. If we are unable to raise the necessary funds, we would be required to suspend Siga’s operations and liquidate our company.

There are no permanent facilities, plants, buildings or equipment on the Big Monty Claims.

Investment Policies

Siga does not have an investment policy at this time. Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the directors are able to invest.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party or to which the Big Monty Claims is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since our date of inception. Management hopes to hold an Annual General Meeting of Stockholders during 2015.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, we have not paid any dividends on our common stock, and we do not anticipate that it will pay dividends in the foreseeable future. As at July 31, 2013, we had 37 shareholders; none of these shareholders are an officer and director. The Company trades under the symbol SGAE during the years ended July 31, 2013 and 2012 as follows:

Quarter ended	High	Low	Volume
31-Oct-11	$2.50	$0.72	1,073,000
31-Jan-12	$0.750	$0.1000	1,964,000
30-Apr-12	$0.3000	$0.1000	5,207,000
31-Jul-12	$0.170	$0.0051	5,750,000

Quarter ended	High	Low	Volume
31-Oct-12	$0.4500	$0.007	1,192,000
31-Jan-13	$0.045	$0.0108	2,858,000
30-Apr-13	$0.0270	$0.018	1,215,000
31-Jul-13	$0.0140	$0.0024	3,501,000

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since our inception.

There are no outstanding warrants.

There is conversion privileges on approximately $116,000 of our debt. This could result in additional shares of 116,000,000 being issued through conversion of this debt.

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

Operation Statement Data

	For the year ended	For the year ended
	July 31, 2013	July 31, 2012
Exploration Costs	$-	$-
Interest Expense	129,925	1,750
Net loss in unconsolidated equity method investment	-	-
General and Administrative	34,750	101,753
Net loss	$164,675	$103,503

Weighted average shares outstanding (basic and fully diluted	45,105,000	45,035,521
Net loss per share (basic and fully diluted)	$0.00	$0.00

Balance Sheet Data

Cash and cash equivalent	$	Nil	$9,923
Total assets	$	Nil	$9,923
Total liabilities		$259,767	$105,015
Total Stockholders’ deficiency		$(259,767)	$(95,092)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Corporate Organization and History within the Last Three years

We were incorporated under the laws of the State of Nevada on January 18, 2007 under the name Siga Resources Inc. We do not have any subsidiaries or affiliated companies. Since our default have defaulted on payments to keep the ownership in the Lucky Thirteen Claim intact. Consequently, we have lost our interest in the Lucky Thirteen Claim entirely.

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

To become profitable and competitive, we must first complete our acquisition of the Big Monty Claims or resurrect our ownership interest in the Lucky Thirteen Claim by making the requisite payments; or we must find an alternate mining claim. We must obtain equity or debt financing to provide the capital required implement our phased exploration program. We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from other sources. Our only other source for cash at this time is investments by others in the Company.

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

We estimate we will require $187,142 in cash over the next twelve months. For a detailed breakdown refer to “Liquidity and Capital Reserves”. In addition cash will be required to cover the phase one cost of completing the exploration work for the Big Monty Claims during that period is estimated at $67,500; and, if required the phase two costs estimated at $186,000.

We have entered into a letter of intent to acquire the following mineral properties:

Big Monty Claims

We have entered into a letter of intent to enter into an earn-in agreement to earn a 100% interest in the Big Monty Claims.

The Big Monty Claims consist of the following 7 mining claims in Northern Ontario:

Mining Claim #	# of 16HA Claim Units	# of Hectares	# of Acres
4256641	16	256	633
4256642	16	256	633
4256644	6	96	237
4256645	9	144	356
4256646	11	176	435
4256647	12	192	475
	70	1,120	2,768

Location and Access

The Big Monty Claims is located approximately 70 kilometers (44 miles) north of Kirkland Lake, Ontario, and 68 kilometers east of Timmins, Ontario (42 miles). It is located approximately 10 kilometers (6 miles) east of Matheson, Ontario. The area covered by the Claim is an active mineral exploration and development region with plenty of heavy equipment and operators available for hire. Both Kirkland Lake and Timmins can provide all necessary amenities and supplies including, fuel, helicopter services, hardware, drilling companies and assay services. Access to our Claim is via major highway east of MathesonNo water is required for the purposes of our planned exploration work. No electrical power is required at this stage of exploration. Any electrical power that might be required in the foreseeable future could be supplied by gas powered portable generators.

The claim’s terrain is rugged with mountain forests growth throughout.

Property Geology

Bedrock outcrops were found to be generally rare across all of the claims. This was due to vegetation and glacial till. Portions of the claims have been logged in recent years; particularly the northern portion of claim 4256645 and claims 4256646 and 4256647. However the logged areas have re-vegetated with first generation plants (grasses, pines, scrub oaks, sumac, etc.) making it difficult to find bedrock exposures. Also a significant portion of the claims area is covered with a veneer of glacial till of varying thicknesses. The till is described as a fine to medium grain arkosic sand with occasional pebble and gravel size clasts. This till dominates claims area south of the North Branch of the Porcupine-Destor Fault. The available bedrock outcrops are primarily found on claims 4255645, 4255646 and 4255647 due to recent logging and the glacial till being locally thinner at these claims. The observed bedrock is a massive fine-grained mafic volcanic rocks intruded with mafic rock characterized by pillow structures. Also observed was a northwest/southeast dike on claim 4255646. The dike rock is described as a medium-grain with visible feldspars and slightly magnetic. Finally, accessory minerals of pyrite and possible arsenopyrite were observed in several rocks. The general geochemistry is indicating the collect rocks are mafic being rich in iron and magnesium with low silica by weight. No significant concentrations of precious, base or rare earth elements were detected in the collected rocks. A belt of volcanic rocks, of the Savura Volcanic Group, underlies the property. These volcanic rocks are exposed along a wide axial zone of a broad complex. The presence of these rocks is on our property is relevant to us as gold mineralization, at the nearby (approximately 20 miles to the west of our claim) Nasoata Gold Mine, a past producer of gold in commercial quantities, is generally concentrated within extrusive volcanic rocks (of the Savura Volcanic Group) on the walls of large volcanic caldera.

The Big Monty Claims are located approximately 6 miles east of the town of Matheson (2,410 population)

Previous Exploration

On October 28, 2013, G3 - Gauvreau GeoEnvironmental Group Inc. prepared 2013 Claims Assessment Report. The work performed as part of the claims assessment necessary for the Big Monty Property to maintain the claims in good standing following the guidelines set forth by the Ontario Ministry of Northern Development and Mines (MNDM). The Big Monty Property is a northwest to southeast group of seven claims on Crown Land located west and south of Trollope Lake in Frecheville Township as illustrated on Figure 1. The claim numbers are the following: 4256641, 4256642, 4256644, 4256645, 4256646 and 4256647.

The assessment work for the claims is divided into three tasks:

1) Field Study performing geologic mapping and sampling

2) Magnetic Survey interpretation, and

3) Georeferencing.

The Big Monty claims were staked in September and October of 2010. These claims are geologically located in the Abitibi greenstone province. Structurally the claims lie along the central sector of the north branch of the Porcupine-Destor Fault. This Fault divides the claim’s lithostratographic assemblages north and south. The northern half of the claims has been mapped as Stoughton-Roquemaure Assemblage (27.25 to 27.20 Ma) (1). The southern and up side of the Fault has been mapped as the as the Kidd-Munro Assemblage (27.18 to 27.10 Ma) (1). The Stoughton-Roquemaure Assemblage is characterized by komatiitic basalt and low to high-Mg komatiite intrusives. Spinifex-textured and pillowed komatiites are common (2) while the Kidd-Monro Assemblage is described as assemblage as ultramafic and mafic, tholeiitic, metavolcanic rocks with minor high-silica rhyolite (1).

In the 2012 assessment period, an aerial magnetic survey was conducted on the Big Monty claims. The results from aerial magnetic survey produced a residual magnetic intensity map and a first vertical derivative of the residual magnetic intensity map. No corresponding geologic interpretation of the aerial magnetic survey was completed during that assessment period.

Field Study

A field study was performed beginning October 7 through October 11 and October 22, 2013. The purpose of the field study, where possible, was to complete the following:

●	geological mapping,

●	grab/hand rock sampling,

●	geochemical sampling,

●	structural mapping (faults, joints, fractures, etc.), and

●	GPS locating of control points including claim corner posts and claim boundaries.

Nine rock samples were collected from various bedrock outcrops during the field study. These samples were submitted to an Agat Laboratories in Sudbury, Ontario for chemical analyses.

The field geological mapping and chemical analysis data is used to tie the aerial magnetometer survey to observable and mapable bedrock conditions along with structures the Porcupine-Destor Fault Zone.

Aerial Magnetometer Survey Interpretation

The interpretation of the aerial magnetic survey interpretation was conducted using the data collected in the field. The results from aerial magnetic survey produced a residual magnetic intensity map and a first vertical derivative of the residual magnetic intensity map. The reader is reminded that a magnetic field has a direction or vector. Residual magnetic intensity is the remnant magnetic field before the rock has cooled below the Curie point and the magnetic field has been removed (3). This magnetism can be in any direction. The residual magnetic intensity is not only the magnetism from the first cooling event but the residual magnetism can be affected but subsequent events (magmatic or hydrothermal intrusion) that will affect the magnetic minerals in that formation.

The first vertical derivative of the residual magnetic intensity emphasizes near surface features by mathematically removing the inclination and declination of the field from the data. The transformed data views the same geologic structures as the residual magnetic intensity map, but with the magnetic pole’s field induced vertical. The first vertical derivative is calculated by measuring the magnetic field simultaneously at two points vertically above each other and dividing the difference in the magnetic intensities by the distance between the two points. Figure 3 illustrates the residual magnetic intensity. The north branch of the Porcupine-Destor Fault is the dividing line between high and low magnetic intensity.

The magnetic intensity decreases to the southwest of the Fault. Correspondingly, the magnetic intensity is elevated on the claims northeast of the Fault. Interestingly, off set movement of the low magnetic intensity to the northeast is illustrated by the faults labeled 2 and 3 movement to the northeast. The low magnetic intensity located in the southeastern part of the Big Monty claims can be interpreted to be the lack of magnetic minerals which may possibly be due to an underlying felsic intrusive body. The mafic dike on claim 4255646 was expected to have a clear magnetic signature especially considering the rock sample collected from the dike was slightly magnetized and had the highest iron concentration however no geometric magnetic signature mimicking the dike was observed.

As with the residual magnetic intensity map, areas of north of the Porcupine-Destor Fault illustrate relatively higher general magnetic intensity than areas south of the Fault, and the southwestern portion of claim 4256641 is also an area of low magnetic intensity. Five near circular areas of elevated magnetic intensity are interpreted along or paralleling to the Northern Branch of the Porcupine- Destor Fault in claims 4256641, 4256642 and 4256645. These features are interpreted to be intrusions characterized by rocks with significant magnetic minerals. The relationship of the intrusions to the Fault can be interpreted as these intrusions having been injected into the Fault.

Georeferencing

MNDM requires the claims to be in spatially correct location. Georeferencing was planned as part of the field study following the MNDM guidelines. During the Field Study each claim corner was found using a GPS. Unfortunately no claims post were found at or surrounding these GPS locations. A request for extension has been filed to complete the georeferencing and re-posting of the claims.

Proposed Exploration Work – Plan of Operation

The ultimate goal of the assessment work is to identify locations of where to drill for precious metals. To achieve that goal from the available data, various assumptions must be made regarding the interpretation for the potential of mineralization. For example, if the assumption is that gold will be associated with quartz/felsic intrusions then the southwestern corner of claim 4256640 represents a reasonable target area. If it is further assumed that mineralization is associated with fault structures then the northeast trending Faults 3 and 4 should be focus areas for potential exploration locations.

However if the mineralization is associated with massive sulfide intrusions then the five elevated magnetic areas associated with the Fault are potential targets. Massive sulfides are usually associated with pyrite which is only slightly magnetic. The mineralization may be associated with pyrhhotite and magnetite which are common in sulfide intrusives. It should be noted that two of the elevated magnetic intensity areas are located at junction points between the Branch of the Porcupine-Destor Fault and the northeastern trending faults. The junction locations are ideal for intrusives and are recommended drilling locations.

Consequently, the proposed field work will be a phased exploration program to properly evaluate the potential of the Big Monty Claims. We must conduct exploration to determine what minerals exist on our property and whether they can be economically extracted and profitably processed. We plan to proceed with exploration of the Big Monty Claims by drilling the quartz/felsic intrusion as well as testing further the five elevated magnetic areas associated with the fault in order to begin determining the potential for discovering commercially exploitable deposits of gold on our claim.

We have not discovered any ores or reserves on the Big Monty Claims. Our planned work is exploratory in nature.

The goal of phase 1 is to utilize the current data base for the project, (an airborne mag survey and a brief geologic review done in 2013) to develop possible drill targets seeking precious and base metals on the 7 claims comprising the Monty Project.

The existing knowledge of geology and structure is insufficient to spot drill targets at this time. Only 9 rock samples were taken and none found more than trace values in precious or base metals. A problem was lack of outcrop, limiting knowledge of the actual rock types, including structure and geology. 10 outcrops were found and the geological evaluation was minimal. The report does not indicate that rock fabric or strike and dip of features was performed.

The Porcupine-Destor fault system is believed to run generally East-West through the property with numerous North East-South West cross faults providing several possible intersecting structural features which could possibly host economic mineralization.

Phase 1 will revisit outcrops for mapping and recording attitudes and fabric. Outcrop exposure will be attempted by stripping moss and vegetation from shallowly covered areas. This same effort will assess access for drill equipment, and determine if additional geophysics, either airborne or ground, would be valuable in determining more precisely the strike and dip of the major structures.

Competitive Factors

The mining industry is highly fragmented. We are competing with many other exploration companies looking for gold. We are among the smallest exploration companies in existence and are an infinitely small participant in the mining business which is the cornerstone of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims. Readily available markets exist for the sale of gold. Therefore, we will likely be able to sell any gold that we are able to recover, in the event commercial quantities are discovered on the Big Monty Claims. There is no ore body on the Big Monty Claims.

Government Regulation

Exploration activities are subject to various national and provincial laws which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed there under in Ontario and Canada.

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

Employees

Initially, we intend to use the services of subcontractors for labor exploration work on our claim. At present, we have no employees as such although our officer and director devotes a portion of their time to the affairs of the Company. Our officer and director does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

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

Exploration

Previous exploration work has not included any attempt to drill the structure on Big Monty Claims. Records indicate that no detailed exploration has been completed on the property.

Adjacent Properties

The adjacent properties are cited as examples of the type of deposit that has been discovered in the area and are not major facets to this report.

Planned Exploration Program

Description of Phase 1 Expenses	Cost
Air travel	$3,000
Fees for field crews for 3 weeks	25,000
Transportation	2,00
Equipment rental	6,000
Ground transportation (ATV rental)	1,500
Sampling and assaying	6,000
Trenching and possible short-hole drilling	25,000
TOTAL PHASE ONE	$67,500

If phase 1 is successful, and time/weather is acceptable drilling can be commenced:

Description of Phase 2 Expenses	Cost
Ground/air geophysics over fault zones	$30,000
Fees for field crews for 2 months	48,000
Drilling 3,300 meter holes if warranted	108,000
TOTAL PHASE TWO	$186,000

TOTAL FOR PHASES ONE AND TWO	$253,600

There are no permanent facilities, plants, buildings or equipment on the Big Monty Claims.

We intend to complete the exploration work on the Big Monty Claims. No exact date has been determined for the commencement of exploration work on the Big Monty Claims.

Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited. If we are unable to raise the necessary funds, we would be required to suspend Siga’s operations and liquidate our company.

There are no permanent facilities, plants, buildings or equipment on the Big Monty Claims.

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

Liquidity and Capital Resources

As of July 31, 2013 our total assets were $Nil and our total liabilities were $259,767.

Not including the cost of completing the exploration phase of our Big Monty Claims, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$15,500
Edgar filing fees	(ii)	6,000
Filing fees – Nevada; Securities of State	(ii)	375
Office and general expenses	(iv)	43,000
Estimated expenses for the next twelve months		64,875

Account payable as at July 31, 2013		122,267
Cash required for the next twelve months		$187,142

(i)	Accounting and audit

We will have to continue to prepare financial statements for submission with the various 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

October 31, 2013	10-Q	1,500	1,500	3,000
January 31, 2014	10-Q	1,500	1,500	3,000
April 30, 2014	10-Q	1,500	1,500	3,000
July 31, 2014	10-K	3,000	3,500	6,500
Estimated total		$7,500	$8,000	$15,500

(ii)	Edgar filing fees

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

We have estimated a cost of approximately $25,000 for photocopying, printing, fax and delivery, travel, transfer agent and entertainment. Director Fees total $1,500 per month or $18,000. Total Office and General is estimated to be $43,000.

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

Twelve months ended July 31, 2013 and 2012

Expense	Reference	Year ended July 31, 2013	Year ended July 31, 2012	Change
Accounting and auditing		25,050	22,080	2,970
Bank charges and interest		205	532	(327)
Consulting		-	9,000	(9,000)
Management fees	(i)	9,000	36,000	(27,000)
Legal		-	6,817	(6,817)
Filing fees		-	5,548	(45,548)
News Releases		370	6,080	(5,710)
Office		-	430	(430)
Telephone		125	337	(149)
Interest	(ii)	129,925	1,750	128,175
Transfer agent’s fees		-	770	(770)
Travel		-	14,159	(14,159)
TOTAL EXPENSES		164,675	103,503	61,172

(i)	Management fees

The previous Directors of the Company were paid $1,500 per month each during the 2012 year end until they resigned late in 2012. Consequently director fees reduced by $27,000 from 2013 over 2012.

(ii)	Interest

Interest increased to $129,925 due to the interest earned on the Convertible Notes of $11,600 the balance was for the interest on the note payable, and the amortization of the discount on the Convertible Notes of $116,000.

Balance Sheets

Total cash and cash equivalents, as of July 31, 2013 was $Nil and $9,923 as at July 31, 2012. Our working capital deficiency as at July 31, 2013 was a $259,767 and as of July 31, 2012, $95,092.

Total stockholders’ deficiency as of July 31, 2013 was $259,767 and $95,092 as at July 31, 2012. Total shares outstanding as at July 31, 2013 and 2012 was 45,105,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 23,925,000

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

In the future our common stock trading price might be volatile with wide fluctuations. Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Big Monty Claims, and

●	other events which we have no control over.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended July 31, 2013 have been examined by our independent accountants, ZBS Group, LLP and attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with accountants on accounting and financial disclosure. During the year the Company changed its auditors from Sadler, Gibb & Associates, LLC., the auditors for the year ended December 31, 2012, to ZBS Group, LLP.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2013 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of July 31, 2013 as a result of material weaknesses in internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and were under the supervision of the Company’s Chief Executive Officer, being Bob Hogarth as President and Director. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is “everything that helps one achieve one’s goals - or better still, to deal with the risks that stop one from achieving one’s goals.”

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

Management’s Report on Internal Control over Financial Reporting

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

ITEM 9A (T). CONTROLS AND PROCEDURES

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9 B. OTHER INFORMATION

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s )	Age

Christopher P. Vallos 573 Monroe Blvd Painesville OH 42077	Chief Executive Officer, Chief Financial Officer, President and Director (1)	35

(1)	Christopher Vallos, was appointed as the sole director by the Shareholders on September 3, 2014. Bob Hogarth and Richard W Markle were appointed as directors on November 7, 2012 as, President and the Chief Executive Officer, and Secretary Treasurer, respectively on the same day. Mr. Markle has subsequently resigned. Mr. Hogarth was not reappointed by the Shareholders as a Director. Effective September 3, 2014, Christopher Vallos was appointed Chief Executive Officer, Chief Financial Officer, President, and Secretary-Treasurer of the Company.

The percentage of common shares beneficially owned, directly or indirectly, or over which control or direction are exercised by the directors and officers of our Company, collectively, is nil.

Background of officers and directors

CHRISTOPHER VALLOS was appointed as sole director of the Company on September 3, 2014, and subsequently made the Chief Executive Officer, Chief Financial Officer, President, and Secretary-Treasurer of the Company on that date.

Mr. Vallos has been the Director of Finance and Marketing for NYC Marketing since 2010. NYC Marketing is a national investor relation and marketing firm that provides comprehensive customized services for publicly traded companies. Mr. Vallos responsibilities included corporate finance, budgeting, forecasting, and business analysis. Prior to joining NYC Marketing, Mr. Vallos was a product manager at Steris Corporation for 3 years.

Board of Directors

Below is a description of the Audit Committee of the Board of Directors. The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Our audit committee is comprised of Christopher Vallos, our President and Chairman of the Audit Committee whom is not independent. Christopher Vallos cannot be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation to our directors and officers was paid as follows:

Summary Compensation Table

				Long Term Compensation
	Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compensation ($)

Bob Hogarth	2012	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-

Richard W. Markle	2012	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-

Edwin G.	2011	-0-	16,500	45,000	-0-	-0-	-0-
Morrow President,	2012	-0-	16,000	-0-	-0-	-0-	-0-
CEO and Director	2013	-0-	4,500	-0-	-0-	-0-	-0-

Robert Malasek	2011	-0-	16,500	45,000	-0-	-0-	-0-
Secretary Treasurer,	2012	-0-	16,000	-0-	-0-	-0-	-0-
CFO and Director	2013	-0-	4,500	-0-	-0-	-0-	-0-

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

The following table sets forth, as at May 31, 2015, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	NMM Consulting, Ltd.(2) 400-116 Cambie Street, Vancouver, BC V6B 2M8 Canada	23,625,000	52.4%

Common Stock	Greater than 5% shareholders as a Group (1 person)	23,625,000	52.4%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)	Beneficially owned by Tyler Powell, of the same address

(3)	Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of our officers or directors has options, warrants, rights or conversion privileges outstanding.

We do not know of any other shareholder who has more than 5 percent of the issued shares.

The number of shares under Rule 144 is 23,925,000.

Our largest shareholders, NMM Consulting Ltd, own, 23,625,000 issued and outstanding shares of our common stock. All of these shares are “restricted shares” as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

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

Description of Our Securities

We have only common shares authorized and there are no preferred shares or other forms of shares. Our authorized common stock consists of 500,000,000 shares of common stock, par value $0.001 per share. The holders of our common stock:

●	have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by our Board of Directors;

●	are entitled to share ratably in all of our assets available for distribution upon winding up of our affairs; and

●	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and

●	are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders.

The shares of common stock do not have any of the following rights:

●	preference as to dividends or interest;

●	preemptive rights to purchase in new issues of shares;

●	preference upon liquidation; or

●	any other special rights or preferences.

All our shares of common stock now issued and outstanding are fully paid and non-assessable.

Convertible Securities

There are two promissory notes for the amount of $116,000 which are convertible on demand into 116,000,000 shares of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended July 31, 2013 for professional services for the review of the quarterly financial statements as at October 31, 2012; January 31, 2013; and April 30, 2013, and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows: $2,000 for each of the quarters ended October 31, 2012 and January 31, 2013; and $1,550 for the quarter ended April 30, 2013; and a $3,000 for the audit of July 31, 2013. The aggregate paid for the year ended July 31, 2012 was $11,580.

(2) Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Siga’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3) Tax Fees

The aggregate fees billed in July 31, 2013 and 2012 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4) All Other Fees

During the period from inceptions to July 31, 2013 and 2012 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5) Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with us to make any pre-approval policies meaningful. Once we have elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

3(i)	Articles of Incorporation (incorporated by reference from Siga’s registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

3(ii)	By-laws (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

4	Stock Specimen (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.2	Corporate Acquisition Agreement between Siga, Touchstone Ventures Ltd, and Touchstone Precious Metals, Inc dated September 24, 2010 (incorporated by reference from Siga’s Form 10K for the year ended July 31, 2010)

10.3	Letter Agreement dated May 15, 2010 between Peter Osha and Touchstone Precious Metals, Inc. regarding the Option to Purchase the Lucky Thirteen Claim from Peter Osha. (incorporated by reference from Siga’s Form 10K for the year ended July 31, 2010)

10.4	Extension Agreement dated October 14, 2010 between Peter Osha, Touchstone Ventures Ltd, Touchstone Precious Metals Inc., and Siga Resources Inc. (incorporated by reference from Siga’s Form 10Q for the Quarter ended October 31, 2010)

10.5	Property Acquisition and Royalty Agreement dated January 16, 2011 between Siga Resources Inc. and Peter Osha (incorporated by reference from Siga’s Form 10Q for the Quarter ended January 31, 2011)

10.6	Joint Venture Agreement dated May 12, 2011 between Big Rock Resources Ltd. and Siga Resources Inc. regarding the development of the Lucky Thirteen Claim. (incorporated by reference from Siga’s Form 8K filed May 14, 2011).

10.7	Letter of Intent dated June 14, 2011 between Montana Mining Company and Siga Resources Inc. regarding the acquisition of the Big Bear Claims 1-9 located in San Bernardino County, California (incorporated by reference from Siga’s Form 8K filed June20, 2011).

10.8	Revised Acquisition Agreement dated July 7, 2011 between Montana Mining Company and Siga Resources Inc. regarding the acquisition of the Big Bear Claims 1-9 located in San Bernardino County, California (incorporated by reference from Siga’s Form 8K filed July 12, 2011).

10.9	Joint Venture Agreement dated July 22, 2011 between Bentall Fairview Resources Ltd.. and Siga Resources Inc. regarding the development of the Big Bear Claims. (incorporated by reference from Siga’s Form 8K filed July 22, 2011).

10.10	Property Acquisition and Royalty Agreement dated September 20, 2011 between Siga Resources Inc. and Laguna Finance Ltd. regarding the acquisition of the Moutauban Gold Tailing Claims located in near Quebec City, Canada (incorporated by reference from Siga’s Form 8K filed September 28, 2011) .

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher Vallos

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Christopher Vallos

33-0	XBRL Report

Financial Statements. The following financial statements are included in this report:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA RESOURCES, INC.
(Registrant)

By:	CHRISTOPHER VALLOS
Christopher Vallos
Chief Executive Officer Chief Financial Officer, President and Director

Date: June 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Siga Resources, Inc.

We have audited the accompanying balance sheets of Siga Resources, Inc. as of July 31, 2013, and the related statements of operations, stockholders’ equity, and cash flows for the year ended July 31, 2013. Siga Resources Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siga Resources, Inc. as of July 31, 2013, and the results of its operations and its cash flows for period ended July 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 8 to the financial statements, the company is an early stage company with limited operations and resources, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZBS Group LLP

Plainview, NY

May 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders’ of

Siga Resources, Inc.

We have audited the accompanying balance sheet of Siga Resources, Inc. (the Company) as of July 31, 2012 and the related statements of operations, stockholders’ equity(deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Siga Resources, Inc. as of July 31, 2012, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 13, 2013

SIGA RESOURCES, INC.

BALANCE SHEETS

	July 31, 2013	July 31, 2012

ASSETS
CURRENT ASSETS
Cash	$-	$9,923
TOTAL CURRENT ASSETS	-	9,923

TOTAL ASSETS	$-	$9,923

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable (including related party amounts of $29,398 and $27,883)	$122,267	$85,765
Note payable	21,500	19,250
Convertible notes payable, net of discounts of $0 and $116,000, respectively	116,000	-

Total Current Liabilities	259,767	105,015

STOCKHOLDERS’ DEFICIENCY
Common stock 500,000,000 shares authorized, at $0.001 par value; 45,105,000 shares issued and outstanding as of July 31, 2013 and 2012	45,105	45,105
Capital in excess of par value	333,245	333,245
Accumulated Deficit	(638,117)	(473,442)

Total Stockholders’ Deficiency	(259,767)	(95,092)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$9,923

The accompanying notes are an integral part of these financial statements.

SIGA RESOURCES, INC.

STATEMENTS OF OPERATIONS

For the years ended July 31, 2013 and 2012

	Year ended
	31 July 2013	31 July 2012

REVENUES	$-	$-

EXPENSES
General and administrative	34,750	101,753
TOTAL EXPENSES	34,750	101,753
OTHER EXPENSE
Interest expense	129,925	1,750

NET LOSS	$(164,675)	$(103,503)
NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	45,105,000	45,035,521

The accompanying notes are an integral part of these financial statements.

SIGA RESOURCES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

For the years ended July 31, 2013 and 2012

	Common Shares Issued	Subscriptions Received	Common stock Amount	Capital in Excess of Par Value	Deficit	Total
Balance as at July 31, 2011	45,025,000	$20,000	$45,025	$197,325	$(369,939)	$(107,589)
Shares issued for subscriptions received	80,000	(20,000)	80	19,920	-	-
Debt discounts related to beneficial conversion features	-	-	-	116,000	-	116,000
Net loss July 31, 2012					(103,503)	(103,503)
Balance as at July 31, 2012	45,105,000	$-	$45,105	$333,245	$(473,442)	$(95,092)
Net loss for the year ended July 31, 2013					(164,675)	(164,675)
Balance as at July 31, 2013	45,105,000	$-	$45,105	$333,245	$(638,117)	$(259,767)

The accompanying notes are an integral part of these financial statements.

SIGA RESOURCES, INC.

STATEMENTS OF CASH FLOWS

For the years ended July 31, 2013 and 2012

	Year ended	Year ended
	31 July 2013	31 July 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(164,675)	$(103,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible notes	116,000	-
Changes in accounts payable	36,502	6,986
Net Cash Used in Operating Activities	(12,173)	(96,517)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Promissory Notes	2,250	93,500
Proceeds from issuance of common stock	-	-
Net Cash Provided by Financing	2,250	93,500
Net Increase (Decrease) in Cash	(9,923)	(3,017)
Cash at Beginning of Period	9,923	12,940
CASH AT END OF PERIOD	$-	$9,923

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Accounts payable converted to notes payable	$-	$40,000
Accrued interest converted to notes payable	$-	$1,750
Capital contributions – non-cash expenses	$-	$-

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of July 31, 2013 and July 31, 2012, the Company has 116,000,000 of common stock equivalents outstanding, calculated using the if-converted method.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

3. ACQUISITION OF MINERAL CLAIMS

On March 11, 2007, the Company acquired the Valolo Gold Claim located in the Republic of Fiji for the consideration of $5,000 including a geological report. The Valolo Gold Claim is located 10 miles east of the town of Korovou , Fiji. The Company has abandoned this claim.

On January 16, 2011, the Company entered into a Property Acquisition and Royalty Agreement with Peter Osha to acquired Peter Osha’s Lucky Thirteen Placer Mining Property (“Lucky Thirteen”) near Hope, British Columbia, Canada in exchange for $1.5 million Canadian plus a 3% net smelter royalty. Payments on the property were due as follows:

By or before January 15, 2011	*$10,000
By or before April 15, 2011	*40,000
By or before July 15, 2011	**50,000
By or before January 15, 2012	***100,000
By or before July 15, 2012	***100,000
By or before January 15, 2013	***150,000
By or before July 15, 2013	***150,000
By or before January 15, 2014	***200,000
By or before July 15, 2014	***200,000
By or before January 15, 2015	250,000
By or before July 15, 2015	250,000
Total	$1,500,000

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

The Company is in default with its payments to Peter Osha on the acquisition of the Lucky Thirteen Mining Claim and it effectively terminated the agreement of July 31, 2012. Big Rock Resources Inc. could not provide the $8,500,000 financing and that the joint venture between the Company and Big Rock was also cancelled.

4. RELATED PARTY TRANSACTIONS

Under consulting agreements executed in September 2010, two of the Company’s former directors were to be paid $1,500 per month. On November 15, 2012 both of these directors resigned. As of July 31, 2013 and 2012 $29,398 and $27,883 respectively, was due to these former directors (these amounts included minor travel expenses).

5. CONVERTIBLE NOTES PAYABLE

On July 31, 2012, the Company converted $40,000 in accounts payable to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company did record a discount on the debt equal to the face value, in the amount of $40,000 in 2012. This discount has been amortized to interest expense over the year.

On July 31, 2012, the Company converted $76,000 in advances to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company did record a discount on the debt equal to the face value, in the amount of $76,000 in 2012. This discount has been amortized to interest expense over the year.

6. NOTE PAYABLE

The Company received $17,500 under a promissory note agreement in July 2012. Per the note agreement, interest of $1,750 was accrued through July 31, 2013. An additional $4,000 was received under this Note in 2013. Interest and principal were due on September 15, 2012. The Company is currently in default on this note. Interest of $4,075 has been accrued on this Note.

7. CAPITAL STOCK

On June 14, 2012, the Company issued 80,000 shares of its common stock for the $20,000 cash it received under a share subscription agreement, in January 2011.

There were no changes to capital stock during the year ended July 31, 2013.

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

9. INCOME TAXES

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ended	Estimated NOL Carry-Forward $	NOL expires	Estimated Tax Benefit from NOL $	Valuation Allowance from NOL Benefit $	Net Tax Benefit

2007	22,659	2027	7,704	(7,704)	-
2008	57,226	2028	19,456	(19,456)	-
2009	36,149	2029	12,291	(12,291)	-
2010	24,511	2030	8,334	(8,334)	-
2011	229,394	2031	77,994	(77,994)	-
2012	103,503	2032	35,191	(35,191)	-
2013	34,750	2033	11,815	(11,815)	-
Total	508,192		172,785	(172,785)	-

The total valuation allowance as of July 31, 2013 was $172,785 which increased by $11,815

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

The tax years from 2009 and forward have not been filed and remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

10. SUBSEQUENT EVENTS

On April 6, 2015, the Company has entered into a Letter of Intent whereby it will sign a definitive agreement to acquire 100% of Flex Mining through the issuance of 2,000,000 restricted shares, a $10,000 promissory note payable within six months to the owners of Flex Mining Ltd., and by a capital expenditure of up to $1,000,000 over three years on the Big Monty Claims. Flex Mining Ltd. owns 100% of six claims named the Big Monty Claims in the historic Abitibi Greenstone Belt. This earn-in agreement is subject to the Company reverse splitting the shares on the basis of one new share for every 200 existing shares and changing the name of the Company to Gold Lakes Corp.

