Form 10-Q/A
period 2013-10-31
Siga Resources Inc.
filed 2015-07-02
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

AMENDMENT #1

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

573 Monroe Blvd, Painesville, OH 42077

(Address of principal executive offices)

(212) 408-9423

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

July 1, 2015: 45,105,000 common shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Siga Resources, Inc. at October 31, 2013 (with comparative figures as at July 31, 2013) and the statement of operations for the three months ended October 31, 2013 and 2012; and the statement of cash flows for the three months ended October 31, 2013 and 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended October 31, 2013 are not necessarily indicative of the results that can be expected for the year ending July 31, 2014.

SIGA RESOURCES, INC.

BALANCE SHEETS

	October 31, 2013	July 31, 2013
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$127,807	$122,267
Promissory Note Payable	21,500	21,500
Convertible Notes Payable	116,000	116,000

Total Current Liabilities	265,307	259,767

TOTAL LIABILITIES

STOCKHOLDERS’ DEFICIENCY
Common stock 500,000,000 shares authorized, at $0.001 par value; 45,105,000 shares issued and outstanding as of October 31 and July 31, 2013	45,105	45,105
Capital in excess of par value	333,245	333,245
Accumulated Deficit	(643,657)	(638,117)

Total Stockholders’ Deficiency	(265,307)	(259,767)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

The accompanying notes are an integral part of these interim condensed financial statements.

SIGA RESOURCES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

For three months ended October 31, 2013 and 2012

	Three month ended October 31, 2013	Three months ended October 31, 2012
		(restated)

REVENUES	$-	$-

EXPENSES
General and administrative	2,000	18,612

TOTAL EXPENSES	2,000	18,612

OTHER EXPENSES
Interest expense	3,540	32,481

NET LOSS FROM OPERATIONS	$5,540	$51,093

NET LOSS PER COMMON SHARE

Basic and diluted	$0.00	$0.00

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	45,105,000	45,105,000

The accompanying notes are an integral part of these interim condensed financial statements.

SIGA RESOURCES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

For the three months ended October 31, 2013 and 2012

	Three months ended October 31, 2013	Three months ended October 31, 2012
		(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,540)	$(51,093)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of discount on convertible notes	-	29,000
Changes in accounts payable	5,540	13,874

Net cash (used in) operating activities	-	(8,219)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash (used in) provided by financing activities	-	-

Net (Decrease) Increase in Cash	-	(8,219)

Cash at Beginning of Period	-	9,923

CASH AT END OF PERIOD	$-	$1,704

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCIAL ACTIVITIES
Shares issued for consulting services	$-	$-
Investment in joint venture	$-	$-
Capital contributions – non –cash expense	$-	$-

The accompanying notes are an integral part of these interim condensed financial statements.

SIGA RESOURCES, INC.

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of October 31, 2013 the Company has 116,000,000 of common stock equivalents outstanding calculated using the if-converted method.

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

SIGA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

October 31, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SIGA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

October 31, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SIGA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

October 31, 2013

3. RESTATEMENT OF STATEMENT OF OPERATIONS AND STATEMENT OF CHANGES IN CASH FLOWS

The Company incorrectly accounted for the amortization of the discount on Convertible Notes. Consequently on the Statement of Operations for the three months ended October 31, 2012 has been adjusted as follows:

SIGA RESOURCES, INC.

STATEMENT OF OPERATIONS

For three months ended October 31, 2012 restated

(Unaudited)

	Three month ended October 31, 2012	Adjustment	Three months ended October 31, 2012
			(restated)

REVENUES	$-	$-	$-

EXPENSES
General and administrative	18,612		18,612

TOTAL EXPENSES	18,612	-	18,612

OTHER EXPENSES
Interest expense	3,481	29,000	32,481

NET LOSS FROM OPERATIONS	$22,093	$29,000	$51,093

NET LOSS PER COMMON SHARE

Basic and diluted	$0.00		$0.00

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	45,105,000		45,105,000

SIGA RESOURCES, INC.

STATEMENTS OF CHANGES IN CASH FLOWS

For three months ended October 31, 2012 restated

(Unaudited)

	Three month ended October 31, 2012	Adjustment	Three months ended October 31, 2012
			(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(22,093)	$(29,000)	$(51,093)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of discount on convertible notes	-	29,000	29,000
Changes in accounts payable	13,874	-	13,874

Net cash (used in) operating activities	(8,219)	-	(8,219)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash (used in) provided by financing activities	-	-	-

Net (Decrease) Increase in Cash	(8,219)	-	(8,219)

Cash at Beginning of Period	9,923	-	9,923

CASH AT END OF PERIOD	$1,704	$-	$1,704

SIGA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

October 31, 2013

4. ACQUISITION OF MINERAL CLAIMS

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

The Company is in default with its payments to Peter Osha on the acquisition of the Lucky Thirteen Mining Claim.

Big Rock Resources Inc. has indicated that it cannot provide the $8,500,000 financing and that the joint venture between the Company and Big Rock has been cancelled.

5. RELATED PARTY TRANSACTIONS

There was no related party transactions.

6. CONVERTIBLE NOTES PAYABLE

On July 31, 2012, the Company converted $40,000 in accounts payable to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company did record a discount on the debt equal to the face value, of $40,000. This amount was amortized and charged to interest expense during the year ended July 31, 2013. The Company has restated the operating and cash flow statements to reflect the amortization of $10,000 of the discount on convertible debt to interest expense.

On July 31, 2012, the Company converted $76,000 in advances to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company did record a discount on the debt equal to the face value, of $76,000. This amount was amortized and charged to interest expense during the year ended July 31, 2013. The Company has restated the operating and cash flow statements to reflect the amortization of $19,000 of the discount on convertible debt to interest expense.

SIGA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

October 31, 2013

7. NOTE PAYABLE

The Company has received $21,500 under a promissory note agreement with a third party. Per the note agreement, interest of $4,714 was accrued through October 31, 2013.

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

9. INCOME TAXES

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ended	Estimated NOL Carry-Forward $	NOL expires	Estimated Tax Benefit from NOL $	Valuation Allowance from NOL Benefit $	Net Tax Benefit

2007	22,659	2027	7,704	(7,704)	-
2008	57,226	2028	19,456	(19,456)	-
2009	36,149	2029	12,291	(12,291)	-
2010	24,511	2030	8,334	(8,334)	-
2011	229,394	2031	77,994	(77,994)	-
2012	103,503	2032	35,191	(35,191)	-
2013	164,675	2033	55,990	(55,990)	-
Total	638,117		216,960	(216,960)	-

The total valuation allowance as of October 31, 2013 was $216,960.

As of October 31, 2013 and 2012, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the period ended October 31, 2013, and 2012 and no interest or penalties have been accrued as of October 31, 2013 and 2012.

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

To become profitable and competitive, we first complete our acquisition of the Big Monty Claims or resurrect our ownership interest in the Lucky Thirteen Claim by making the requisite payments; or we must find an alternate mining claim. We must obtain equity or debt financing to provide the capital required implement our phased exploration program. We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

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

We estimate we will require $192,682 in cash over the next twelve months. For a detailed breakdown refer to “Liquidity and Capital Reserves”. In addition cash will be required to cover the phase one cost of completing the exploration work for the Big Monty Claims during that period is estimated at $67,500; and, if required the phase two costs estimated at $186,000.

Comparison of the Operating Results for the three months ended October 31, 2013 to October 31, 2012

Expense	Reference	3 months ended Oct. 31, 2013	3 months ended Oct. 31, 2012
Accounting and auditing	(i)	2,000	9,227
Bank charges and interest	(ii)	3,540	32,481
Management fees	(ii)	-	9,000
News Releases		-	260
Telephone		-	125
TOTAL EXPENSES		5,540	51,093

(i)	Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the financial statements for the year ended July 31, 2012, were expensed in Q1.

(ii)	Interest expense

During the quarter ended October 31, 2012, an amortization of discount on convertible notes of $29,000 was charged to interest. The discount on convertible notes has been fully amortized as of October 31, 2013.

(iii)	Management fees

In accordance with the consulting agreements entered into by the Company with its directors, no consulting fees were paid at the rate of $1,500 per month to the one director. There were two directors in 2012.

Balance Sheets

Total cash and cash equivalents, as of October 31, 2013 and July 31, 2013 was $Nil. Our working capital deficiency as at October 31, 2013 was a $265,307 and as of July 31, 2013, $259,767.

Total stockholders’ deficiency as of October 31, 2013 was $265,307 and $259,767 as at July 31, 2013. Total shares outstanding as at October 31, 2013 and July 31, 2013 was 45,105,000.

Our mineral properties are a letter of intent to acquire the:

Big Monty Claims

We have entered into a letter of intent to enter into an earn-in agreement to earn a 100% interest in the Big Monty Claims.

The Big Monty Claims consist of the following 6 mining claims in Northern Ontario:

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

Adjacent Properties

The adjacent properties are cited as examples of the type of deposit that has been discovered in the area and are not major facets to this report.

Planned Exploration Program

Description of Phase 1 Expenses	Cost
Air travel	$3,000
Fees for field crews for 3 weeks	24,000
Transportation	2,000
Equipment rental	6,000
Ground transportation (ATV rental)	1,500
Sampling and assaying	6,000
Trenching and possible short-hole drilling	25,000
TOTAL PHASE ONE	$67,500

If phase 1 is successful, and time/weather is acceptable drilling can be commenced:

Description of Phase 2 Expenses	Cost
Ground/air geophysics over fault zones	$30,000
Fees for field crews for 2 months	48,000
Drilling 3,300 meter holes if warranted	108,000
TOTAL PHASE TWO	$186,000

TOTAL FOR PHASES ONE AND TWO	$253,500

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

Liquidity and Capital Resources

As of October 31, 2013 our total assets were $Nil and our total liabilities were $265,307.

Not including the cost of completing the exploration phase of our Lucky Thirteen Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$15,500
Edgar filing fees	(ii)	6,000
Filing fees – Nevada; Securities of State	(ii)	375
Office and general expenses	(iv)	43,000
Estimated expenses for the next twelve months		64,875

Account payable as at October 31, 2013		127,807
Cash required for the next twelve months		$192,682

(i)	Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

October 31, 2013	10-Q	1,500	1,500	3,000
January 31, 2014	10-Q	1,500	1,500	3,000
April 30, 2014	10-Q	1,500	1,500	3,000
July 31, 2014	10-K	3,000	3,500	6,500
Estimated total		$7,500	$8,000	$15,500

(ii)	Edgar filing fees

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

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of October 31, 2013, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2013 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of October 31, 2013 as a result of material weaknesses in internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

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

As of October 31, 2013, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the quarter ended October 31, 2013, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which Siga is a party or to which it is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

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

We were incorporated in 2007, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to October 31, 2013, the date of our most recent unaudited financial statements, is $643,656. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

We have entered into Convertible Debentures Agreements with our creditors which could result in the issuance of 116,000,000 additional shares. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. Further agreements could be entered into.

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

ITEM 5. OTHER INFORMATION

On November 6, 2014, the Company replaced Sadler Gibbs & Associates LLC as its auditors with Messineo & Co., CPAs, LLC. There are no outstanding issues with Sadler Gibbs & Associates LLC. On April 2, 2015, the Company replaced Messineo & Co., CPAs, LLC with ZBS Group LLP. There are no outstanding issues with Messineo & Co., CPAs, LLC.

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

ITEM 6. EXHIBITS

Exhibits

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

3(i)	Articles of Incorporation (incorporated by reference from Siga’s registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

3(ii)	By-laws (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

4	Stock Specimen (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.2	Corporate Acquisition Agreement between Siga, Touchstone Ventures Ltd, and Touchstone Precious Metals, Inc dated September 24, 2010 (incorporated by reference from Siga’s Form 10K for the year ended July 31, 2010)

10.3	Letter Agreement dated May 15, 2010 between Peter Osha and Touchstone Precious Metals, Inc. regarding the Option to Purchase the Lucky Thirteen Claim from Peter Osha. (incorporated by reference from Siga’s Form 10K for the year ended July 31, 2010)

10.4	Extension Agreement dated October 14, 2010 between Peter Osha, Touchstone Ventures Ltd, Touchstone Precious Metals Inc., and Siga Resources Inc. (incorporated by reference from Siga’s Form 10Q for the Quarter ended October 31, 2010)

10.5	Property Acquisition and Royalty Agreement dated January 16, 2011 between Siga Resources Inc. and Peter Osha (incorporated by reference from Siga’s Form 10Q for the Quarter ended January 31, 2011)

10.6	Joint Venture Agreement dated May 12, 2011 between Big Rock Resources Ltd. and Siga Resources Inc. regarding the development of the Lucky Thirteen Claim. (incorporated by reference from Siga’s Form 8K filed May 14, 2011).

10.7	Letter of Intent dated June 14, 2011 between Montana Mining Company and Siga Resources Inc. regarding the acquisition of the Big Bear Claims 1-9 located in San Bernardino County, California (incorporated by reference from Siga’s Form 8K filed June20, 2011).

10.8	Revised Acquisition Agreement dated July 7, 2011 between Montana Mining Company and Siga Resources Inc. regarding the acquisition of the Big Bear Claims 1-9 located in San Bernardino County, California (incorporated by reference from Siga’s Form 8K filed July 12, 2011).

10.9	Joint Venture Agreement dated July 22, 2011 between Bentall Fairview Resources Ltd.. and Siga Resources Inc. regarding the development of the Big Bear Claims. (incorporated by reference from Siga’s Form 8K filed July 22, 2011).

10.10	Property Acquisition and Royalty Agreement dated September 20, 2011 between Siga Resources Inc. and Laguna Finance Ltd. regarding the acquisition of the Moutauban Gold Tailing Claims located in near Quebec City, Canada (incorporated by reference from Siga’s Form 8K filed September 28, 2011).

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher Vallos

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Christopher Vallos

33-0	XBRL Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGA RESOURCES, INC.
(Registrant)

By:	/s/ CHRISTOPHER VALLOS
Christopher Vallos
Chief Executive Officer Chief Financial Officer, President and Director

Date: July 2, 2015

