Form 10-Q
period 2014-01-31
Siga Resources Inc.
filed 2015-07-02
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2014

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

(216) 408-9423
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

July 1, 2015: 45,105,000 common shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Siga Resources, Inc. at January 31, 2014 (with comparative figures as at July 31, 2013) and the statement of operations for the three and six months ended January 31, 2014 and 2013; and the statement of cash flows for the six months ended January 31, 2014 and 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended January 31, 2014 are not necessarily indicative of the results that can be expected or the year ending July 31, 2014.

SIGA RESOURCES, INC.

BALANCE SHEETS

	January 31, 2014	July 31, 2013
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$133,346	$122,267
Promissory Note Payable	21,500	21,500
Convertible Notes Payable	116,000	116,000

Total Current Liabilities	270,846	259,767

TOTAL LIABILITIES

STOCKHOLDERS’ DEFICIENCY
Common stock 500,000,000 shares authorized, at $0.001 par value; 45,105,000 shares issued and outstanding as outstanding as of January 31, 2014 and July 31, 2013	45,105	45,105
Capital in excess of par value	333,245	333,245
Accumulated Deficit	(649,196)	(638,117)

Total Stockholders’ Deficiency	(270,846)	(259,767)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

The accompanying notes are an integral part of these interim condensed financial statements.

SIGA RESOURCES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

For three and six months ended January 31, 2014 and 2013

	Three month ended January 31, 2014	Three months ended January 31, 2013	Six month ended January 31, 2014	Six months ended January 31, 2013
		(restated)		(restated)

REVENUES	$-	$-	$-	$-

EXPENSES
General and administrative	2,000	4,300	4,000	26,393

TOTAL EXPENSES	2,000	4,300	4,000	26,393

OTHER EXPENSES
Interest expense	3,539	32,539	7,079	65,079

NET LOSS FROM OPERATIONS	5,539	$36,839	$11,079	$91,472

NET LOSS PER COMMON SHARE

Basic and diluted	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	45,105,000	45,105,000	45,105,000	45,105,000

The accompanying notes are an integral part of these interim condensed financial statements.

SIGA RESOURCES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

For the six months ended January 31, 2014 and 2013

	Six months ended January 31, 2014	Six months ended January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(11,079)	$(91,472)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of discount on convertible note	-	58,000
Changes in accounts payable	11,079	23,568

Net cash (used in) operating activities	-	(9,904)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in Mining Leases	-	-

Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash (used in) provided by financing activities	-	-

Net (Decrease) Increase in Cash	-	(9,904)

Cash at Beginning of Period	-	9,923

CASH AT END OF PERIOD	$-	$19

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCIAL ACTIVITIES
Shares issued for consulting services	$-	$-

The accompanying notes are an integral part of these interim condensed financial statements

SIGA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

January 31, 2014

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of January 31, 2014 and 2013 the Company has 116,000,000 of common stock equivalents outstanding calculated using the if-converted method.

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

January 31, 2014

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

January 31, 2014

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

SIGA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

January 31, 2014

3. RESTATEMENT OF JANUARY 31, 2013 STATEMENTS OF OPERATIONS AND STATEMENTS OF CHANGES IN CASH FLOWS

The Company incorrectly accounted for the amortization of the discount on Convertible Notes. Consequently on the Statements of Operations for the three and six months ended January 31, 2013 and Statements of Changes in Cash Flow for the six months ended January 31, 2013 has been adjusted as follows:

SIGA RESOURCES, INC.

STATEMENTS OF OPERATIONS

(unaudited)

For three and six months ended January 31, 2013 restated

	3 months ended January 31, 2013	Adjustment	Three months ended January 31, 2013	Six month ended January 31, 2013	Adjustment	Six months ended January 31, 2013
			(restated)			(restated)

REVENUES	$-	$-	$-	$-	$-	$-

EXPENSES
General and administrative	4,300	-	4,300	26,393	-	26,393

TOTAL EXPENSES	4,300	-	4,300	26,393	-	26,393

OTHER EXPENSES
Interest expense	3,539	29,000	32,539	7,079	58,000	65,079

NET LOSS FROM OPERATIONS	7,839	$29,000	$36,839	$33,472	$58,000	$91,472

NET LOSS PER COMMON SHARE

Basic and diluted	$0.00		$0.00	$0.00		$0.00

WEIGHTED AVERAGE OUTSTANDING SHARES	45,105,000		45,105,000	45,105,000		45,105,000

SIGA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

January 31, 2014

3. RESTATEMENT OF JANUARY 31, 2013 STATEMENTS OF OPERATIONS AND STATEMENTS OF CHANGES IN CASH FLOWS (continued)

SIGA RESOURCES, INC.

STATEMENTS OF CHANGES IN CASH FLOWS

(Unaudited)

For three and six months ended January 31, 2013 restated

	Six month ended January 31, 2013	Adjustment	Three months ended January 31, 2013
			restated

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(33,472)	$(58,000)	$(91,472)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of discount on convertible notes	-	58,000	58,000
Changes in accounts payable	23,568	-	23,568

Net cash (used in) operating activities	(9,904)	-	(9,904)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash (used in) provided by financing activities	-	-	-

Net (Decrease) Increase in Cash	(9,904)	-	(9,904)

Cash at Beginning of Period	9,923	-	9,923

CASH AT END OF PERIOD	$19	$-	$19

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

* Paid by the Company

** Paid by Lucky 13 Mining Company Ltd.

*** Not paid

SIGA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

January 31, 2014

4. ACQUISITION OF MINERAL CLAIMS (continued)

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

6. CONVERTIBLE NOTES PAYABLE

On July 31, 2012, the Company converted $40,000 in accounts payable to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company amortized the discount on the debt equal to the face value, in the amount of $20,000 for the six months ended January 31, 2013. This discount was amortized to interest expense.

On July 31, 2012, the Company converted $76,000 in advances to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company amortized the discount on the debt equal to the face value, in the amount of $38,000 for the six months ended January 31, 2013. This discount was amortized to interest expense.

7. NOTE PAYABLE

The Company received $21,500 under a promissory note agreement in July 2012. Per the note agreement, interest of $5,354 was accrued through January 31, 2014.

SIGA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

January 31, 2014

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

9. INCOME TAXES

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ended	Estimated NOL Carry-Forward $	NOL expires	Estimated Tax Benefit from NOL $	Valuation Allowance from NOL Benefit $	Net Tax Benefit

2007	22,659	2027	7,704	(7,704)	-
2008	57,226	2028	19,456	(19,456)	-
2009	36,149	2029	12,291	(12,291)	-
2010	24,511	2030	8,334	(8,334)	-
2011	229,394	2031	77,994	(77,994)	-
2012	103,503	2032	35,191	(35,191)	-
2013	164,675	2033	55,990	(55,990)	-
Total	638,117		216,960	216,960	-

The total valuation allowance as of January 31, 2014 was $216,960.

As of January 31, 2014 and 2013, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the period ended January 31, 2014, and 2013 and no interest or penalties have been accrued as of January 31, 2014 and 2013.

The tax years from 2009 and forward the tax returns have not been filed and remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

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

To become profitable and competitive, we first complete our acquisition of the Gold Lake Claims or resurrect our ownership interest in the Lucky Thirteen Claim by making the requisite payments; or we must find an alternate mining claim. We must obtain equity or debt financing to provide the capital required implement our phased exploration program. We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

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

We estimate we will require $198,221 in cash over the next twelve months. For a detailed breakdown refer to “Liquidity and Capital Reserves”. In addition cash will be required to cover the phase one cost of completing the exploration work for the Gold Lake Claims during that period is estimated at $67,500; and, if required the phase two costs estimated at $186,000.

Comparison of Operating Results for the Three months ended January 31, 2014 and 2013

Expense	Reference	3 months ended Jan. 31, 2014	3 months ended Jan 31, 2013
Accounting and auditing	(i)	2,000	4,000
Bank charges and interest	(ii)	3,539	32,539
News Releases		-	300
TOTAL EXPENSES		5,539	36,839

(i)	Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the financial statements for the quarter ended January 31, 2014 and 2013.

(ii)	Bank Charges and Interest

Interest expenses are the interest accrued on the promissory note and the convertible debentures. Included in the 3 months ended January 31, 2013 was the amortization of the discount of the convertible debenture of $29,000. As the convertible note has been fully amortized no amortization has been reflected in the 3 months ended January 31, 2014.

Comparison of the Operating Results for the six months ended January 31, 2014 and 2013

Expense	Reference	6 months ended Jan. 31, 2014	6 months ended Jan 31, 2013
Accounting and auditing	(i)	4,000	17,050
Bank charges and interest	(ii)	7,079	65,079
Other		—	9,343
TOTAL EXPENSES		11,079	91,472

(i)	Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the financial statements for the six months ended January 31, 2014 and 2013 and a partial audit review for yearend July 31, 2013.

(ii)	Bank Charges and Interest

Interest expenses are the interest accrued on the promissory note and the convertible debentures. Included in the 6 months ended January 31, 2013 was the amortization of the discount of the convertible debenture of $58,000. As the convertible note has been fully amortized no amortization has been reflected in the 6 months ended January 31, 2014.

Balance Sheets

Total cash and cash equivalents, as of January 31, 2014 and July 31, 2013 was $Nil. Our working capital deficiency as at January 31, 2014 was a $270,846 and as of July 31, 2013, $259,767.

Total stockholders’ deficiency as of January 31, 2014 was $270,846 and $259,767 as at July 31, 2013. Total shares outstanding as at January 31, 2014 and July 31, 2013 was 45,105,000.

Our mineral properties are a letter of intent to acquire the:

Gold Lakes Claim

We have entered into a letter of intent to with Gold Lakes Corp. (“Gold Lakes”). The LOI sets forth basic terms and conditions whereby the Company would acquire all of the issued and outstanding shares of Gold Lakes pursuant to a Share Exchange, which would result in Gold Lakes becoming a wholly owned subsidiary of the Company.

The Gold Lakes Claims consist of the following 6 mining claims in Northern Ontario:

Mining Claim #	# of 16HA Claim Units	# of Hectares	# of Acres
4256641	16	256	633
4256642	16	256	633
4256644	6	96	237
4256645	9	144	356
4256646	11	176	435
4256647	12	192	475
	70	1,120	2,768

Location and Access

The Golden Lakes Claim is located approximately 70 kilometers (44 miles) north of Kirkland Lake, Ontario, and 68 kilometers east of Timmins, Ontario (42 miles). It is located approximately 10 kilometers (6 miles) east of Matheson, Ontario. The area covered by the Claim is an active mineral exploration and development region with plenty of heavy equipment and operators available for hire. Both Kirkland Lake and Timmins can provide all necessary amenities and supplies including, fuel, helicopter services, hardware, drilling companies and assay services. Access to our Claim is via major highway east of MathesonNo water is required for the purposes of our planned exploration work. No electrical power is required at this stage of exploration. Any electrical power that might be required in the foreseeable future could be supplied by gas powered portable generators.

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

The Gold Lake Claims are located approximately 6 miles east of the town of Matheson (2,410 population)

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

Consequently, the proposed field work will be a phased exploration program to properly evaluate the potential of the Golden Lakes Claim. We must conduct exploration to determine what minerals exist on our property and whether they can be economically extracted and profitably processed. We plan to proceed with exploration of the Golden Lakes Claim by drilling the quartz/felsic intrusion as well as testing further the five elevated magnetic areas associated with the fault in order to begin determining the potential for discovering commercially exploitable deposits of gold on our claim.

We have not discovered any ores or reserves on the Golden Lakes Claims. Our planned work is exploratory in nature.

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

Competitive Factors

The mining industry is highly fragmented. We are competing with many other exploration companies looking for gold. We are among the smallest exploration companies in existence and are an infinitely small participant in the mining business which is the cornerstone of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims. Readily available markets exist for the sale of gold. Therefore, we will likely be able to sell any gold that we are able to recover, in the event commercial quantities are discovered on the Golden Lakes Claims. There is no ore body on the Golden Lakes Claims.

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

Exploration

Previous exploration work has not included any attempt to drill the structure on Golden Lakes Claim. Records indicate that no detailed exploration has been completed on the property.

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

There are no permanent facilities, plants, buildings or equipment on the Golden Lakes Claim.

We intend to complete the exploration work on the Golden Lakes Claims. No exact date has been determined for the commencement of exploration work on the Golden Lakes Claim.

Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited. If we are unable to raise the necessary funds, we would be required to suspend Siga’s operations and liquidate our company.

There are no permanent facilities, plants, buildings or equipment on the Golden Lakes claim.

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

Liquidity and Capital Resources

As of January 31, 2014 our total assets were $Nil and our total liabilities were $270,846.

Not including the cost of completing the exploration phase of our Lucky Thirteen Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$15,500
Edgar filing fees	(ii)	6,000
Filing fees – Nevada; Securities of State	(ii)	375
Office and general expenses	(iv)	43,000
Estimated expenses for the next twelve months		64,875

Account payable as at January 31, 2014		133,346
Cash required for the next twelve months		$198,221

(i)	Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

October 31, 2013	10-Q	1,500	1,500	3,000
January 31, 2014	10-Q	1,500	1,500	3,000
April 30, 2014	10-Q	1,500	1,500	3,000
July 31, 2014	10-K	3,000	3,600	6,500
Estimated total		$7,500	$8,000	$15,500

(ii)	Edgar filing fees

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

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of January 31, 2014, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 23,925,000 Share certificates representing these shares have the appropriate legend affixed on them.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of January 31, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of January 31, 2014 as a result of material weaknesses in internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

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

As of January 31, 2014, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the quarter ended January 31, 2014, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

ITEM 4T. CONTROLS AND PROCEDURES

There were no changes in Siga’s internal controls over financial reporting during the six months period ending January 31, 2014 that have materially affected, or are reasonably likely to material affect, Siga’s internal control over financial reporting.

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

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our prospective properties, the Gold Lake Claims, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of our shareholders’ investment.

3.	We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We were incorporated in 2007, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to January 31, 2014, the date of our most recent unaudited financial statements, is $649,196. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, the Gold Lakes Claims, does not have a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. Previous mining exploration activities may have caused environmental damage to the Gold Lakes Claims. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If the Gold Lakes Claims is found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

9.	No matter how much money is spent on our Mineral Claim, the risk is that we might never identify a commercially viable ore reserve.

No matter how much money is spent over the years on the Gold Lakes Claims, we might never be able to find a commercially viable ore reserve.  Over the coming years, we could spend a great deal of money on the Big Monty Claims without finding anything of value.  There is a high probability the Gold Lakes Claims do not contain any reserves so any funds spent on exploration will probably be lost.

10.	Even with positive results during exploration, the Mining Claims might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible.  If the cost of extracting any minerals that might be found on the Gold Lakes Claims is in excess of the selling price of such minerals, we would not be able to develop the Big Monty Claims.  Accordingly even if ore reserves were found on the Gold Lakes Claims, without sufficient tonnage we would still not be able to economically extract the minerals from the Gold Lakes Claims in which case we would have to abandon the Gold Lakes Claims and seek another mineral property to develop, or cease operations altogether.

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

ITEM 6. EXHIBITS

Exhibits

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

3(i)	Articles of Incorporation (incorporated by reference from Siga’s registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

3(ii)	By-laws (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

4	Stock Specimen (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Siga’s Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.2	Corporate Acquisition Agreement between Siga, Touchstone Ventures Ltd, and Touchstone Precious Metals, Inc dated September 24, 2010 (incorporated by reference from Siga’s Form 10K for the year ended July 31, 2010)

10.3	Letter Agreement dated May 15, 2010 between Peter Osha and Touchstone Precious Metals, Inc. regarding the Option to Purchase the Lucky Thirteen Claim from Peter Osha. (incorporated by reference from Siga’s Form 10K for the year ended July 31, 2010)

10.4	Extension Agreement dated October 14, 2010 between Peter Osha, Touchstone Ventures Ltd, Touchstone Precious Metals Inc., and Siga Resources Inc. (incorporated by reference from Siga’s Form 10Q for the Quarter ended October 31, 2010)

10.5	Property Acquisition and Royalty Agreement dated January 16, 2011 between Siga Resources Inc. and Peter Osha (incorporated by reference from Siga’s Form 10Q for the Quarter ended January 31, 2011)

10.6	Joint Venture Agreement dated May 12, 2011 between Big Rock Resources Ltd. and Siga Resources Inc. regarding the development of the Lucky Thirteen Claim. (incorporated by reference from Siga’s Form 8K filed May 14, 2011).

10.7	Letter of Intent dated June 14, 2011 between Montana Mining Company and Siga Resources Inc. regarding the acquisition of the Big Bear Claims 1-9 located in San Bernardino County, California (incorporated by reference from Siga’s Form 8K filed June20, 2011).

10.8	Revised Acquisition Agreement dated July 7, 2011 between Montana Mining Company and Siga Resources Inc. regarding the acquisition of the Big Bear Claims 1-9 located in San Bernardino County, California (incorporated by reference from Siga’s Form 8K filed July 12, 2011).

10.9	Joint Venture Agreement dated July 22, 2011 between Bentall Fairview Resources Ltd.. and Siga Resources Inc. regarding the development of the Big Bear Claims. (incorporated by reference from Siga’s Form 8K filed July 22, 2011).

10.10	Property Acquisition and Royalty Agreement dated September 20, 2011 between Siga Resources Inc. and Laguna Finance Ltd. regarding the acquisition of the Moutauban Gold Tailing Claims located in near Quebec City, Canada (incorporated by reference from Siga’s Form 8K filed September 28, 2011) .

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher Vallos

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Christopher Vallos

33-0	XBRL Report No. (333-145879)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGA RESOURCES, INC.
(Registrant)

By:	/s/ CHRISTOPHER VALLOS
Christopher Vallos
Chief Executive Officer Chief Financial Officer, President and Director

Date: July 2, 2015

