Form 10-Q
period 2014-04-30
Siga Resources Inc.
filed 2015-07-02
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

July 1, 2015: 45,105,000 common shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Siga Resources, Inc. at April 30, 2014 (with comparative figures as at July 31, 2013) and the statement of operations for the three and nine months ended April 30, 2014 and 2013; and the statement of cash flows for the nine months ended April 30, 2014 and 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended April 30, 2014 are not necessarily indicative of the results that can be expected for the year ending July 31, 2014.

SIGA RESOURCES, INC.

BALANCE SHEETS

	April 30, 2014	July 31, 2013
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$138,885	$122,267
Promissory Note Payable	21,500	21,500
Convertible Note Payable	116,000	116,000

Total Current Liabilities	276,385	259,767

TOTAL LIABILITIES

STOCKHOLDERS’ DEFICIENCY
Common stock 500,000,000 shares authorized, at $0.001 par value; 45,105,000 shares issued and outstanding as of April 30, 2014 and July 31, 2013	45,105	45,105
Capital in excess of par value	333,245	333,245
Accumulated Deficit	(654,735)	(638,117)

Total Stockholders’ Deficiency	(276,385)	(259,767)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

The accompanying notes are an integral part of these interim condensed financial statements.

SIGA RESOURCES, INC.

STATEMENTS OF OPERATIONS

 (Unaudited)

For three and nine months ended April 30, 2014 and 2013

	Three month ended	Three months ended	Nine month ended	Nine months ended
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013
		(restated)		(restated)

REVENUES	$-	$-	$-	$-

EXPENSES
General and administrative	2,000	8,480	6,000	33,969
TOTAL EXPENSES	2,000	8,480	6,000	33,969
OTHER EXPENSES
Interest expense	3,539	32,481	10,618	97,444

NET LOSS FROM OPERATIONS	$5,539	$40,961	$16,618	$131,413

NET LOSS PER COMMON SHARE

Basic and diluted	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	45,105,000	45,105,000	45,105,000	45,105,000

The accompanying notes are an integral part of these interim condensed financial statements.

SIGA RESOURCES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

For the nine months ended April 30, 2014 and 2013

	Nine months ended	Nine months ended
	April 30, 2014	April 30, 2013
		(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(16,618)	$(131,413)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of discount on convertible note	-	87,000
Changes in accounts payable	16,618	39,290

Net cash (used in) operating activities	-	(5,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Mining Leases	-	-
Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash (used in) provided by financing activities	-	-

Net (Decrease) Increase in Cash	-	(5,123)

Cash at Beginning of Period	-	9,923

CASH AT END OF PERIOD	$-	$4,800

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCIAL ACTIVITIES

The accompanying notes are an integral part of these interim condensed financial statements

SIGA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

April 30, 2014

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of April 30, 2014 and 2013 the Company has 116,000,000 of common stock equivalents outstanding as calculated using the if-converted method.

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

April 30, 2014

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

SIGA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

April 30, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3. RESTATEMENT OF APRIL 30, 2013 STATEMENTS OF OPERATIONS AND STATEMENTS OF CHANGES IN CASH FLOWS

The Company incorrectly accounted for the amortization of the discount on Convertible Notes. Consequently on the Statements of Operations for the three and nine months ended April 30, 2013 and Statements of Changes in Cash Flow for the six months ended April 30, 2013 has been adjusted as follows:

SIGA RESOURCES, INC.

STATEMENT OF OPERATIONS

For three and nine months ended April 30, 2013 restated

(Unaudited)

	3 months ended April 30, 2013	Adjustment	Three months ended April 30, 2013	Nine month ended April 30, 2013	Adjustment	Nine months ended April 30, 2013
			(restated)			(restated)
REVENUES	$-	$-	$-	$-	$-	$-

EXPENSES
General and administrative	8,480	-	8,480	33,969	-	33,969

TOTAL EXPENSES	8,480	-	8,480	33,969	-	33,969

OTHER EXPENSES
Interest expense	3,481	29,000	32,481	7,444	87,000	97,444

NET LOSS FROM OPERATIONS	11,961	$29,000	$40,961	$41,413	$58,000	$131,413

NET LOSS PER COMMON SHARE

Basic and diluted	$0.00		$0.00	$0.00		$0.00

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic	45,105,000		45,105,000	45,105,000		45,105,000

SIGA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

April 30, 2014

3. RESTATEMENT OF APRIL 30, 2013 STATEMENTS OF OPERATIONS AND STATEMENTS OF CHANGES IN CASH FLOWS (continued)

SIGA RESOURCES, INC.

STATEMENT OF CHANGES IN CASH FLOWS

For three and nine months ended April 30, 2013 restated

(Unaudited)

	Nine months ended April 30, 2013		Three months ended April 30, 2013
restated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(41,413)	$(97,000)	$(131,413)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of discount on convertible notes	-	97,000	97,000
Changes in accounts payable	41,413	-	41,413

Net cash (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:			-

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash (used in) provided by financing activities	-	-	-

Net (Decrease) Increase in Cash	-	-	-

Cash at Beginning of Period	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SIGA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

April 30, 2014

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

5. CONVERTIBLE NOTES PAYABLE

On July 31, 2012, the Company converted $40,000 in accounts payable to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company amortized the discount on the debt equal to the face value, in the amount of $30,000 for the nine months ended April 30, 2013. This discount was amortized to interest expense.

On July 31, 2012, the Company converted $76,000 in advances to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company amortized the discount on the debt equal to the face value, in the amount of $57,000 for the nine months ended April 30, 2013. This discount was amortized to interest expense.

6. NOTE PAYABLE

The Company received $21,500 under a promissory note agreement in July 2012. Per the note agreement, interest of $5,993 was accrued through April 30, 2014.

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

SIGA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

April 30, 2014

8. INCOME TAXES

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

The total valuation allowance as of April 30, 2014 was $216,960.

As of April 30, 2014 and 2013, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the period ended April 30, 2014, and 2013 and no interest or penalties have been accrued as of April 30, 2014 and 2013.

The tax years from 2009 and forward no tax returns have been filed and remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

9. SUBSEQUENT EVENTS

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

We estimate we will require $203,760 in cash over the next twelve months. For a detailed breakdown refer to “Liquidity and Capital Reserves”. In addition cash will be required to cover the phase one cost of completing the exploration work for the Gold Lake Claims during that period is estimated at $67,500; and, if required the phase two costs estimated at $186,000.

Comparison for the Three months ended April 30, 2014 and 2013

Expense	Reference	3 months ended Apr. 30, 2014	3 months ended Apr. 30, 2013
Accounting and auditing	(i)	2,000	8,480
Bank charges and interest	(ii)	3,539	32,481
TOTAL EXPENSES		5,539	40,961

(i)	Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the financial statements for the quarter ended April 30, 2014 and 2013.

(ii)	Bank Charges and Interest

Interest expenses are the interest accrued on the promissory note and the convertible debentures. Included in the 3 months ended April 30, 2013 was the amortization of the discount of the convertible debenture of $29,000. As the discount on the convertible debenture was fully amortized, no amortization was accrued for the three months period ended April 30, 2014.

Comparison of the Nine months ended April 30, 2014 and 2013

Expense	Reference	9 months ended Apr. 30, 2014	9 months ended Apr. 30, 2013
Accounting and auditing	(i)	6,000	19,050
Bank charges and interest	(ii)	10,618	97,444
Management fees		-	4,500
Other		—	10,419
TOTAL EXPENSES		18,618	131,413

(i)	Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the financial statements for the nine ended April 30, 2014 and 2013 and a partial audit review for yearend July 31, 2013.

(ii)	Bank Charges and Interest

Interest expenses are the interest accrued on the promissory note and the convertible debentures.

Balance Sheets

Total cash and cash equivalents, as of April 30, 2014 and July 31, 2013 was $Nil. Our working capital deficiency as at April 30, 2014 was a $276,385 and as of July 31, 2013, $259,767.

Total stockholders’ deficiency as of April 30, 2014 was $276,385 and $259,767 as at July 31, 2013. Total shares outstanding as at April 30, 2014 and July 31, 2013 was 45,105,000.

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

Liquidity and Capital Resources

As of April 30, 2014 our total assets were $Nil and our total liabilities were $276,385.

Not including the cost of completing the exploration phase of our Lucky Thirteen Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$15,500
Edgar filing fees	(ii)	6,000
Filing fees – Nevada; Securities of State	(ii)	375
Office and general expenses	(iv)	43,000
Estimated expenses for the next twelve months		64,875

Account payable as at April 30, 2014		138,885
Cash required for the next twelve months		$203,760

(i)	Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

October 31, 2013	10-Q	1,500	1,500	3,000
January 31, 2015	10-Q	1,500	1,500	3,000
April 30, 2015	10-Q	1,500	1,500	3,000
July 31, 2015	10-K	3,000	3,500	6,500
Estimated total		$7,500	$8,000	$15,500

(ii)	Edgar filing fees

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of April 30, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of April 30, 2014 as a result of material weaknesses in internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

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

As of April 30, 2014, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the quarter ended April 30, 2014, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

ITEM 4T. CONTROLS AND PROCEDURES

There were no changes in Siga’s internal controls over financial reporting during the nine months period ending April 30, 2014 that have materially affected, or are reasonably likely to material affect, Siga’s internal control over financial reporting.

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

We were incorporated in 2007, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to April 30, 2014, the date of our most recent unaudited financial statements, is $654,735. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

We have entered into Convertible Debentures Agreements with our creditors which could result in the issuance of 130,500,000 additional shares. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. Further agreements could be entered into.

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

ITEM 5. OTHER INFORMATION

On November 6, 2014, the Company replaced Sadler Gibbs & Associates LLC as its auditors with Messineo & Co., CPAs, LLC. There are no outstanding issues with Sadler Gibbs & Associates LLC. On April 2, 2015, the Company replaced Messineo & Co., CPAs, LLC with ZBS Group LLC. There are no outstanding issues with Messineo & Co., CPAs, LLC.

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

