Form 10-K
period 2014-07-31
TNX Maverick Corp.
filed 2015-07-17
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended July 31, 2014

[ ]	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ____________ to ____________

Commission File Number: 333-145879

TNX MAVERICK, CORP.

(Exact name of registrant as specified in charter)

Nevada	74-3207964
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

573 Monroe Blvd, Painesville, OH	42077
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number 216-408-9423

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter. On January 31, 2015, the market value of the 22,065,000 shares held by non-affiliates was $17,652.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

July 14, 2015: 45,105,000 common shares Of these shares 22,065,000 are held by third parties. The market value of these shares is $63,989.

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

PART 1

ITEM 1. BUSINESS

History and Organization

TNX Maverick, Corp. (“TNX”, the “company” or “we”) was incorporated in the State of Nevada on January 18, 2007, and established a fiscal year end of July 31.  We do not have any subsidiaries or affiliated companies. On April 9, 2015, the Company has entered into a Letter of Intent with Flex Mining Ltd., whereby it will pay $10,000 within six months, and issue to Flex Mining Ltd. 1,800,000 shares of common stock of the Company, as compensation for entering into an earn-in agreement where, by making capital expenditure of up to $1,000,000 over three years on the Big Monty Claims.  Flex Mining Ltd. owns 100% of six claims named the Big Monty Claims in the historic Abitibi Greenstone Belt.  This earn-in agreement is subject to the Company reverse splitting the shares on the basis of one new share for every 200 existing shares and changing the name of the Company to Gold Lakes Corp. The Company is currently conducting its due diligence and the parties have agreed to enter into a Definitive Agreement by after the reverse split. Previously, the Company had two projects one the Valolo Claim in the Philippines, and the second a joint venture project on the Lucky Thirteen Claim.

We engaged in the search for gold and related minerals and have not generated any operating revenues since inception.  We have not made our payments to secure our claim called the Lucky Thirteen Claim located in Hope, British Columbia, where we have completed exploration and testing work to see whether or not we have an economic resource. As we have not made the scheduled property payments we are in breach of our agreement to this claim we have defaulted on this claim.

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

Our initial holding was a 100% interest in the Valolo Gold Claim located in the Republic of Fiji. TNX acquired the Valolo Claim for the sum of $5,000.

TNX entered into a purchase agreement with Peter Osha on January 15, 2011 to earn a 100% interest in a placer gold project near Hope, British Columbia, Canada. Our investment is hereinafter referred to as the Lucky Thirteen Claim. TNX entered into a 50/50 joint venture on the Lucky Thirteen Claim with Big Rock Resources Inc. on May 2011 and TNX and commenced evaluating the Lucky Thirteen Property as the operator of the Joint Venture until February 2012 when Big Rock Resources Inc. announced that it would be unable to complete the promised financing. We are not proceeding with the purchase agreement with Peter Osha. We have spent through the joint venture approximately $400,000 on a work program on the Lucky Thirteen Claim.

As of the date of this Form 10K, we are planning on conducting exploration activities on the Big Monty Claims.

We have no full time employees and our management devotes a percentage of their time to the affairs of our Company. Our website is www.sigaresourcesinc.com

Our administrative office is located at 573 Monroe Blvd, Painesville, OH 44077. Our telephone number is 216-408-9423.

Presently our outstanding share capital is 45,105,000 common shares. We have no other type of shares either authorized or issued.

Our current auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report attached to the financial statements.  We have $nil cash as at July 31, 2014 and have liabilities of $282,925.  Since our inception we have incurred accumulated losses of $661,275.  We anticipate minimum operating expenses for the next twelve months of $210,300.  It is extremely unlikely we will earn any revenue for a minimum of 5 years.  We do not have any employees either full or part time.

TNX is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-K and Form 10-Qs.

The shareholders may read and copy any material filed by TNX with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which TNX has filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of TNX and the notes, which forms an integral part of the financial statements, which are attached hereto.

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

Our auditors’ report on our 2014 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to commit to loan or advance capital to us, we believe that if we do not raise additional capital through the issuance of treasury shares, we will be unable to conduct exploration activity and may have to cease operations and go out of business.

2.	Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our properties, the Big Monty Claims, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of our shareholders’ investment.

3.	We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We were incorporated in 2007, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to July 31, 2014, the date of our most recent unaudited financial statements, is $661,275. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon:

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

Risks Associated with owning our Shares:

11.	We anticipate the need to issue and sell additional shares in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

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

Adjacent Properties

The adjacent properties are cited as examples of the type of deposit that has been discovered in the area and are not major facets to this report.

Planned Exploration Program

Description of Phase 1 Expenses	Cost
Air travel	$3,000
Fees for field crews for 3 weeks	24,000
Transportation	2,000
Equipment rental	6,000
Ground transportation (ATV rental)	1,500
Sampling and assaying	6,000
Trenching and possible short-hole drillin	25,000
TOTAL PHASE ONE	$67,500

If phase 1 is successful, and time/weather is acceptable drilling can be commenced:

Description of Phase 2 Expenses	Cost
Ground/air geophysics over fault zones	$30,000
Fees for field crews for 2 months	48,000
Drilling 3,300 meter holes if warranted	108,000
TOTAL PHASE TWO	$186,000

TOTAL FOR PHASES ONE AND TWO	$253,500

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

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party or to which the Big Monthly Claims is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since our date of inception. Management hopes to hold an Annual General Meeting of Stockholders during 2015.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, we have not paid any dividends on our common stock, and we do not anticipate that it will pay dividends in the foreseeable future. As at July 31, 2014, we had 11 shareholders; none of these shareholders are an officer and director. The Company trades under the symbol SGAE during the years ended July 31, 2014 and 2013 as follows:

Quarter ended	High	Low	Volume
31-Oct-12	$0.4500	$0.007	1,192,000
31-Jan-13	$0.045	$0.0108	2,858,000
30-Apr-13	$0.0270	$0.018	1,215,000
31-Jul-13	$0.0140	$0.0024	3,501,000

Quarter ended	High	Low	Volume
31-Oct-13	$0.0287	$0.0025	24,167,000
31-Jan-14	$0.0025	$0.0020	23,180,000
30-Apr-14	$0.0100	$0.0030	6,301,000
31-Jul-14	$0.0049	$0.0033	22,790,000

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

Operation Statement Data

	For the year ended	For the year ended
	July 31, 2014	July 31, 2013
Interest Expense	$14,158	$129,925
General and Administrative	9,000	34,750
Net loss	$23,158	$164,675

Weighted average shares outstanding (basic and fully diluted	45,105,000	45,105,000
Net loss per share (basic and fully diluted)	$0.00	$0.00

Balance Sheet Data

Cash and cash equivalent	$	Nil	$	Nil
Total assets	$	Nil	$	Nil
Total liabilities		$282,925		$259,767
Total Stockholders’ deficiency		$(282,925)		$(259,767)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Corporate Organization and History within the Last Three years

We were incorporated under the laws of the State of Nevada on January 18, 2007 under the name TNX Maverick, Corp. We do not have any subsidiaries or affiliated companies. Since our default have defaulted on payments to keep the ownership in the Lucky Thirteen Claim intact. Consequently, we have lost our interest in the Lucky Thirteen Claim entirely.

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

We estimate we will require $210,300 in cash over the next twelve months. For a detailed breakdown refer to “Liquidity and Capital Reserves”. In addition cash will be required to cover the phase one cost of completing the exploration work for the Big Monty Claims during that period is estimated at $67,500; and, if required the phase two costs estimated at $186,000.

Comparison of Operations for the year ended July 31, 2014 (YE2014) compared to year ended July 31, 2013 (YE2013)

Expense	7/31/2014	7/31/2013	Difference	Reference
Accounting and auditing	$9,000	$25,050	$(16,050)
Bank charges	-	205	(205)
Management fees	+	9,000	(9,000)	(i)
News Releases	-	370	(370)
Telephone	-	125	(125)
Interest	14,158	129,925	(115,767)	(ii)
TOTAL EXPENSES	23,158	164,675	(141,157)

(i)	Management fees

In YE2014, for 9 months the Director was paid $0 per month. The previous Directors of the Company were paid $1,500 per month each during the 2013 year end until they resigned late in 2012. Consequently director fees reduced by $9,000 from YE2014 over YE2013.

(ii)	Interest

Interest in YE2014 was $14,158 due to the interest earned on the Convertible Notes. The balance of $129,925 interest expense in YE2013 included the amortization of the Discount of the Convertible Notes $116,000.

Balance Sheets

Total cash and cash equivalents, as of July 31, 2014 and 2013 was $Nil. Our working capital deficiency as at July 31, 2014 was a $282,925 and as of July 31, 2013, $259,767.

Total stockholders’ deficiency as of July 31, 2014 was $282,925 and $259,767 as at July 31, 2013. Total shares outstanding as at July 31, 2014 and 2013 was 45,105,000.

Our mineral properties are a letter of intent to acquire the:

Big Monty Claims

We have entered into a letter of intent to enter into an earn-in agreement to earn a 100% interest in the Big Monty Claims. Please see ITEM 2. PROPERTIES for a full description of these properties.

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

Liquidity and Capital Resources

As of July 31, 2014 our total assets were $Nil and our total liabilities were $282,925.

Not including the cost of completing the exploration phase of our Big Monty Claims, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$15,500
Edgar filing fees	(ii)	6,000
Filing fees – Nevada; Securities of State	(ii)	375
Office and general expenses	(iv)	43,000
Estimated expenses for the next twelve months		64,875

Account payable as at July 31, 2014		145,425
Cash required for the next twelve months		$210,300

(i)	Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

October 31, 2013	10-Q	1,500	1,500	3,000
January 31, 2014	10-Q	1,500	1,500	3,000
April 30, 2014	10-Q	1,500	1,500	3,000
July 31, 2014	10-K	3,000	3,500	6,500
Estimated total		$7,500	$8,000	$15,500

(ii)	Edgar filing fees

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

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of July 31, 2014, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 23,925,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended July 31, 2014 have been examined by our independent accountants, ZBS Group LLP. and attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There  are no disagreements with accountants on accounting and financial disclosure. During the year ended December 31, 2013, the Company changed its auditors from Sadler Gibbs & Associates, LLC, the auditors for the year ended July 31, 2012, initially to Messineo & Co. CPAs., who was appointed on November 6, 2014, and subsequently to ZBS Group, LLP, on April 1, 2015.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of July 31, 2014 as a result of material weaknesses in internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and were under the supervision of the Company’s former Chief Executive Officer, being Edwin Morrow, and former Chief Financial Officer, being Robert Malasek until their withdrawal of services on November 7, 2012 and subsequently Bob Hogarth as President and Director who was replaced on September 3, 2014 by Christopher Vallos. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

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

As of July 31, 2014, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the year ended July 31, 2014, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

Significant Employees

We have not paid employees as such. Our Officers and Directors fulfill many of the functions that would otherwise require TNX to hire employees or outside consultants.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation to our directors and officers was paid as follows:

Summary Compensation Table

				Long Term Compensation
	Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compensation ($)

Christopher Vallos	2014	-0-	-0-	-0-	-0-	-0-	-0-

Bob Hogarth	2014	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-

Richard W. Markle	2013	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-

Edwin G. Morrow	2011	-0-	16,500	45,000	-0-	-0-	-0-
President, CEO and	2012	-0-	16,000	-0-	-0-	-0-	-0-
Director	2013	-0-	4,500	-0-	-0-	-0-	-0-

Robert Malasek	2011	-0-	16,500	45,000-	-0-	-0-	-0-
Secretary Treasurer,	2012	-0-	16,000	-0-	-0-	-0-	-0-
CFO and Director	2013	-0-	4,500	-0-	-0-	-0-	-0-

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Consulting Agreements with Executive Officers and Directors

There is no consulting agreement with the Company’s director. The previous director, Bob Hogarth was unpaid. There were consulting agreements with both of the previous officers or directors. Under their respective agreements with Ed Morrow and Richard Malasek, the directors were to be paid $1,500 per month each and each received 100,000 shares upon entering into these agreements.

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

Compliance with Section 16 (a) of the Exchange Act

We know of no director or officer, (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a). We do not know whether the beneficial owner of more than ten percent of any class of equity securities of our stock registered pursuant to Section 12 (“Reporting Person”) has filed any reports required to be furnished pursuant to Section 16(a).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at May 1, 2015, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since our inception, or any currently proposed transactions, or series of similar transactions, to which TNX was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by TNX to own of record or beneficially more than 5% of any class of TNX’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended July 31, 2014 for professional services for the review of the quarterly financial statements as at April 30, 2014; October 31, 2013; and January 31, 2014, annual financial statements as of July 31, 2013 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:

2014 - $Nil

2013 - $13,050

(2) Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of TNX’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3) Tax Fees

The aggregate fees billed in July 31, 2014 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4) All Other Fees

During the period from inceptions to July 31, 2014 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

TNX MAVERICK, CORP

(Registrant)

By:	/s/ CHRISTOPHER VALLOS
Christopher Vallos
Chief Executive Officer Chief Financial Officer, President and Director

Date: July 17, 2015

Financial Statements. The following financial statements are included in this report:

33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of TNX Maverick Corp

(Formerly Siga Resources Inc.)

We have audited the accompanying balance sheets of TNX Maverick Corp (formerly Siga Resources, Inc.) as of July 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2014. TNX Maverick Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNX Maverick Corp (formerly Siga Resources, Inc.) as of July 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 5 to the financial statements, the company is an early stage company with limited operations and resources, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

// ZBS Group LLP

Plainview, NY
July 14, 2015

255 Executive Drive, Suite 400 Plainview, New York 11803
Tel: (516) 394-3344 Fax: (516) 908-7867
www.zbscpas.com

TNX MAVERICK, CORP.

BALANCE SHEETS

	July 31, 2014	July 31, 2013

ASSETS
CURRENT ASSETS
Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued interest	$145,425	$122,267
Note payable	21,500	21,500
Convertible notes payable	116,000	116,000

Total Current Liabilities	282,925	259,767

STOCKHOLDERS’ DEFICIENCY
Common stock 500,000,000 shares authorized, at $0.001 par value; 45,105,000 shares issued and outstanding as of July 31, 2014 and 2013, respectively	45,105	45,105
Capital in excess of par value	333,245	333,245
Accumulated deficit	(661,275)	(638,117)

Total Stockholders’ Deficiency	(282,925)	(259,767)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

The accompanying notes are an integral part of these financial statements.

TNX MAVERICK, CORP.

STATEMENT OF OPERATIONS

For the years ended July 31, 2014 and 2013

	Year ended
	July 31, 2014	July 31, 2013

REVENUES	$-	$-

EXPENSES
General and administrative	9,000	34,750
TOTAL EXPENSES	9,000	34,750
OTHER EXPENSE
Interest expense	14,158	129,925

NET LOSS	$(23,158)	$(164,675)
NET LOSS PER COMMON SHARE
Basic and fully diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and fully diluted	45,105,000	45,105,000

The accompanying notes are an integral part of these financial statements.

TNX MAVERICK, CORP.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

For the years ended July 31, 2014 and 2013

	Common Shares Issued	Common stock Amount	Capital in Excess of Par Value	Accumulated Deficit	Total
Balance as at July 31, 2012	45,105,000	$45,105	$333,245	$(473,442)	$(95,092)
Net loss for the year	-	-	-	(164,675)	(164,675)
Balance as at July 31, 2013	41,105,000	$45,105	$333,245	$(638,117)	$(259,767)
Net loss for the year ended July 31, 2014				(23,158)	(23,158)
Balance as at July 31, 2014	45,105,000	$45,105	$333,245	$(661,275)	$(282,925)

The accompanying notes are an integral part of these financial statements.

TNX MAVERICK, CORP.

STATEMENT OF CASH FLOWS

For the years ended July 31, 2014 and 2013

	Year ended	Year ended
	July 31, 2014	July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,158)	$(164,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible debt	-	116,000
Changes in accounts payable	23,158	36,502
Net Cash Used in Operating Activities	-	(12,173)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Promissory Notes	-	2,250
Net Cash Provided by Financing	-	2,250

Net Increase (Decrease) in Cash	-	(9,923)
Cash at Beginning of Year	-	9,923
CASH AT END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

The accompanying notes are an integral part of these financial statements.

TNX MAVERICK, CORP.

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2014

1. ORGANIZATION

The Company, TNX Maverick, Corp. was incorporated under the laws of the State of Nevada on January 18, 2007 with the authorized capital stock of 300,000,000 shares at $0.001 par value. On April 30, 2008, the Secretary of State for Nevada approved an amendment to the Articles of Incorporation where the total number of shares of common stock was increased to 500,000,000 shares of common stock with a par value of $0.001 per share. The Company was organized for the purpose of acquiring and developing mineral properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of July 31, 2014 and 2013 the Company has 116,000,000 of common stock equivalents outstanding, calculated using the if-converted method.

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

3. CONVERTIBLE NOTES PAYABLE

On July 31, 2012, the Company converted $40,000 in accounts payable to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is currently in arrears and is due and payable on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company amortized the discount on the debt equal to the face value, in the amount of $40,000 for the year ended July 31, 2013. This discount was amortized to interest expense.

On July 31, 2012, the Company converted $76,000 in advances to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is currently in arrears and is due and payable on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company amortized the discount on the debt equal to the face value, in the amount of $76,000 for the year ended July 31, 2013. This discount was amortized to interest expense.

4. NOTE PAYABLE

The Company received $17,500 under a promissory note agreement in July 2012. Per the note agreement, interest of $6,633 was accrued through July 31, 2014. An additional $4,000 was received under this Note in 2013. Interest and principal were due on September 15, 2012. The Company is currently in default on this note. Implied interest of $6,633 has been accrued on this Note and has been disclosed on the Balance sheets Accounts Payable and Accrued Interest.

5. GOING CONCERN

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

6. INCOME TAXES

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ended	Estimated NOL Carry-Forward $	NOL expires	Estimated Tax Benefit from NOL $	Valuation Allowance from NOL Benefit $	Net Tax Benefit

2007	22,659	2027	7,704	(7,704)	-
2008	57,226	2028	19,456	(19,456)	-
2009	36,149	2029	12,291	(12,291)	-
2010	24,511	2030	8,334	(8,334)	-
2011	229,394	2031	77,994	(77,994)	-
2012	103,503	2032	35,191	(35,191)	-
2013	164,675	2033	55,990	(55,990)
2014	23,158	2034	13,994	(13,994)	-
Total	661,275		230,954	(230,954)	-

The total valuation allowance as of July 31, 2014 was $230,954 which increased by $13,994.

As of July 31, 2014 and 2013, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended July 31, 2014, and 2013 and no interest or penalties have been accrued as of July 31, 2014 and 2013.

The tax years from 2009 and forward have not been filed and remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

7. SUBSEQUENT EVENTS

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

