Form 10-Q
period 2014-10-31
TNX Maverick Corp.
filed 2015-07-17
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended October 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File number 333-145879

TNX MAVERICK, CORP.

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

July 10, 2015: 45,105,000 common shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of TNX Maverick, Corp. at October 31, 2014 (with comparative figures as at July 31, 2014) and the statement of operations for the three months ended October 31, 2014 and 2013; and the statement of cash flows for the three months ended October 31, 2014 and 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended October 31, 2014 are not necessarily indicative of the results that can be expected for the year ending July 31, 2015.

TNX Maverick, Corp.

BALANCE SHEETS

	October 31, 2014	July 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued interest	$151,029	$145,425
Promissory Note Payable	21,500	21,500
Convertible Notes Payable	116,000	116,000

Total Current Liabilities	288,529	282,925

TOTAL LIABILITIES

STOCKHOLDERS’ DEFICIENCY
Common stock 500,000,000 shares authorized, at $0.001 par value; 45,105,000 shares issued and outstanding as of October 31 and July 31, 2014	45,105	45,105
Capital in excess of par value	333,245	333,245
Accumulated Deficit	(666,879)	(661,275)

Total Stockholders’ Deficiency	(288,529)	(282,925)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

The accompanying notes are an integral part of these interim condensed financial statements.

TNX Maverick, Corp.

STATEMENTS OF OPERATIONS

(Unaudited)

For three months ended October 31, 2014 and 2013

	Three month ended October 31, 2014	Three months ended October 31, 2013

REVENUES	$-	$-

EXPENSES
General and administrative	2,000	2,000

TOTAL EXPENSES	2,000	2,000

OTHER EXPENSES
Interest expense	3,604	3,540

NET LOSS FROM OPERATIONS	$5,604	$5,540

NET LOSS PER COMMON SHARE

Basic and diluted	$0.00	$0.00

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	45,105,000	45,105,000

The accompanying notes are an integral part of these interim condensed financial statements.

TNX Maverick, Corp.

STATEMENTS OF CASH FLOWS

(Unaudited)

For the three months ended October 31, 2014 and 2013

	Three months ended October 31, 2014	Three months ended October 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,604)	$(5,540)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	5,604	5,540

Net cash (used in) operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash (used in) provided by financing activities	-	-

Net (Decrease) Increase in Cash	-	-

Cash at Beginning of Period	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCIAL ACTIVITIES

The accompanying notes are an integral part of these interim condensed financial statements.

TNX Maverick, Corp.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

October 31, 2014

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of October 31, 2014 and 2013, the Company has 116,000,000 of common stock equivalents outstanding, calculated using the if-converted method.

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

TNX Maverick, Corp.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

October 31, 2014

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

TNX Maverick, Corp.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

October 31, 2014

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

3. CONVERTIBLE NOTES PAYABLE

On July 31, 2012, the Company entered into a settlement agreement with creditors resulting in a $40,000 convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is currently in arrears and is due and payable on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. Accrued interest on the convertible note is $9,000 ($8,000 July 31, 2014).

On July 31, 2012 the Company entered into a settlement agreement with creditors resulting in a $76,000 convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is currently in arrears and is due and payable on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. Accrued interest on the convertible note is $17,100 ($15,200 – July 31, 2014).

TNX Maverick, Corp.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

October 31, 2014

4. NOTE PAYABLE

The Company has received $21,500 under a promissory note agreement with a third party. Per the note agreement, interest of $7,336 was accrued through October 31, 2014. and has been disclosed on the Balance sheets Accounts Payable and Accrued Interest.

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

The total valuation allowance as of October 31, 2014 was $230,954.

As of October 31, 2014 and 2013, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the period ended October 31, 2014, and 2013 and no interest or penalties have been accrued as of October 31, 2014 and 2013.

The tax years from 2009 and forward no tax returns have been filed and they remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

7. SUBSEQUENT EVENTS

On April 6, 2015, the Company has entered into a Letter of Intent whereby it will sign a definitive agreement to acquire 100% of Flex Mining Ltd. through the issuance of 2,000,000 restricted shares, a $10,000 promissory note payable within six months to the owners of Flex Mining Ltd., and by a capital expenditure of up to $1,000,000 over three years on the Big Monty Claims. Flex Mining Ltd. owns 100% of six claims named the Big Monty Claims in the historic Abitibi Greenstone Belt. This earn-in agreement is subject to the Company reverse splitting the shares on the basis of one new share for every 200 existing shares and changing the name of the Company to Gold Lakes Corp.

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

We estimate we will require $215,903 in cash over the next twelve months. For a detailed breakdown refer to “Liquidity and Capital Reserves”. In addition cash will be required to cover the phase one cost of completing the exploration work for the Big Monty Claims during that period is estimated at $67,500; and, if required the phase two costs estimated at $186,000.

Comparison of the Operating Results for the three months ended October 31, 2014 to October 31, 2013

Expense	Reference	3 months ended Oct. 31, 2014	3 months ended Oct. 31, 2013
Accounting and auditing	(i)	2,000	2,000
Bank charges and interest	(ii)	3,604	3,540
TOTAL EXPENSES		5,604	5,540

(i)	Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the financial statements for Q1.

(ii)	Interest

Interest is the cost of the convertible debt at 10% and the promissory note at 10%.

Balance Sheets

Total cash and cash equivalents, as of October 31, 2014 and July 31, 2014 was $Nil. Our working capital deficiency as at October 31, 2014 was a $288,529 and as of July 31, 2014, $282,925.

Total stockholders’ deficiency as of October 31, 2014 was $288,529 and $282,925 as at July 31, 2014. Total shares outstanding as at October 31, 2014 and July 31, 2014 was 45,105,000.

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

Liquidity and Capital Resources

As of October 31, 2014 our total assets were $Nil and our total liabilities were $288,529.

Not including the cost of completing the exploration phase of our Lucky Thirteen Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$15,500
Edgar filing fees	(ii)	6,000
Filing fees – Nevada; Securities of State	(ii)	375
Office and general expenses	(iv)	43,000
Estimated expenses for the next twelve months		64,875

Account payable as at October 31, 2014		151,028
Cash required for the next twelve months		$215,903

(i)	Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

October 31, 2014	10-Q	1,500	1,500	3,000
January 31, 2014	10-Q	1,500	1,500	3,000
April 30, 2014	10-Q	1,500	1,500	3,000
July 31, 2014	10-K	3,000	3,500	6,500
Estimated total		$7,500	$8,000	$15,500

(ii)	Edgar filing fees

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

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of October 31, 2014, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

As of October 31, 2014, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the quarter ended October 31, 2014, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

ITEM 4T. CONTROLS AND PROCEDURES

There were no changes in TNX’s internal controls over financial reporting during the three months period ending October 31, 2014 that have materially affected, or are reasonably likely to material affect, TNX’s internal control over financial reporting.

PART 11 – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which TNX is a party or to which the Valolo Gold Claim or the Lucky Thirteen Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

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

We were incorporated in 2007, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to October 31, 2014, the date of our most recent unaudited financial statements, is $666,879. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

There has been no change in our securities since the fiscal year ended July 31, 2014.

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

TNX Maverick, Corp.
(Registrant)

By:	/s/ CHRISTOPHER VALLOS
Christopher Vallos
Chief Executive Officer Chief Financial Officer, President and Director

Date: July 17, 2015

