Form 10-Q
period 2015-04-30
TNX Maverick Corp.
filed 2015-07-17
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 333-145879

TNX MAVERICK CORP.

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

July 10, 2015: 45,105,000 common shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of TNX Maverick, Corp. at April 30, 2015 (with comparative figures as at July 31, 2014) and the statement of operations for the three and nine months ended April 30, 2015 and 2014; and the statement of cash flows for the nine months ended April 30, 2015 and 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended April 30, 2015 are not necessarily indicative of the results that can be expected for the year ending July 31, 2015.

TNX MAVERICK, CORP.

BALANCE SHEETS

	April 30, 2015	July 31, 2014
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued interest	$162,245	$145,425
Promissory Note Payable	21,500	21,500
Convertible Note Payable	116,000	116,000

Total Current Liabilities	299,745	282,925

TOTAL LIABILITIES

STOCKHOLDERS’ DEFICIENCY
Common stock 500,000,000 shares authorized, at $0.001 par value; 45,105,000 shares issued and outstanding as of April 30, 2015 and July 31, 2014	45,105	45,105
Capital in excess of par value	333,245	333,245
Accumulated Deficit	(678,095)	(661,275)

Total Stockholders’ Deficiency	(299,745)	(282,925)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

The accompanying notes are an integral part of these interim condensed financial statements.

TNX MAVERICK, CORP.

STATEMENTS OF OPERATIONS

For three and nine months ended April 30, 2015 and 2014

(Unaudited)

	Three month ended	Three months ended	Nine month ended	Nine months ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014

REVENUES	$-	$-	$-	$-

EXPENSES
General and administrative	2,000	2,000	6,000	6,000
TOTAL EXPENSES	2,000	2,000	6,000	6,000
OTHER EXPENSES
Interest expense	3,613	3,539	10,820	10,618

NET LOSS FROM OPERATIONS	$5,613	$5,539	$16,820	$16,618

NET LOSS PER COMMON SHARE

Basic and diluted	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	45,105,000	45,105,000	45,105,000	45,105,000

The accompanying notes are an integral part of these interim condensed financial statements.

TNX MAVERICK, CORP.

STATEMENTS OF CASH FLOWS

For the nine months ended April 30, 2015 and 2014

(Unaudited)

	Nine months ended	Nine months ended
	April 30, 2015	April 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(16,820)	$(16,618)

Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in accounts payable	16,820	16,618

Net cash (used in) operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advance from shareholder	-	-
Net cash (used in) provided by financing activities	-	-

Net (Decrease) Increase in Cash	-	-

Cash at Beginning of Period	-	-

CASH AT END OF PERIOD	$-	$-

The accompanying notes are an integral part of these interim condensed financial statements.

TNX MAVERICK, CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

April 30, 2015

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of April 30, 2015 and 2014 the Company has 116,000,000 of common stock equivalents outstanding calculated using the if-converted method.

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

April 30, 2015

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

TNX MAVERICK, CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

April 30, 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

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

3. INVESTMENT IN MINING PROPERTY

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

TNX MAVERICK, CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

April 30, 2015

4. CONVERTIBLE NOTES PAYABLE

On July 31, 2012, the Company entered into a settlement agreement with creditors resulting in a $40,000 convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is currently in arrears and is due and payable on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. Accrued interest on the convertible note is $11,000 ($8,000 - July 31, 2014).

On July 31, 2012, the Company entered into a settlement agreement with creditors resulting in a $76,000 convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. The note is currently in arrears and is due and payable on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. Accrued interest on the convertible note is $20,900 ($15,200 – July 31, 2014).

5. NOTE PAYABLE

The Company received $21,500 under a promissory note agreement in July 2012. Per the note agreement, interest of $8,752 was accrued through April 30, 2015 and has been disclosed on the Balance sheet s Accounts Payable and accrued interest.

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

The total valuation allowance as of April 30, 2015 was $230,954

As of April 30, 2015 and 2014, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the period ended April 30, 2015, and 2014 and no interest or penalties have been accrued as of April 30, 2015 and 2014.

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

To become profitable and competitive, we first complete our acquisition of the Big Monty Claims; or we must find an alternate mining claim. We must obtain equity or debt financing to provide the capital required implement our phased exploration program. We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

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

We estimate we will require $227,130 in cash over the next twelve months. For a detailed breakdown refer to “Liquidity and Capital Reserves”. In addition cash will be required to cover the phase one cost of completing the exploration work for the Gold Lake Claims during that period is estimated at $67,500; and, if required the phase two costs estimated at $186,000.

Comparison for the Three months ended April 30, 2015 and 2013

Expense	Reference	3 months ended Apr. 30, 2015	3 months ended Apr. 30, 2014
Accounting and auditing	(i)	2,000	2,000
Bank charges and interest	(ii)	3,613	3,539
TOTAL EXPENSES		5,613	5,539

(i)	Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the financial statements for the quarter ended April 30, 2015 and 2014.

(ii)	Bank Charges and Interest

Interest expenses are the interest accrued on the promissory note and the convertible debentures.

Comparison of the Nine months ended April 30, 2015 and 2014

Expense	Reference	9 months ended Apr. 30, 2015	9 months ended Apr. 30, 2014
Accounting and auditing	(i)	6,000	6,000
Bank charges and interest	(ii)	10,820	10,618
TOTAL EXPENSES		16,820	16,618

(i)	Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the financial statements for the nine ended April 30, 2015 and 2014.

(ii)	Bank Charges and Interest

Interest expenses are the interest accrued on the promissory note and the convertible debentures.

Balance Sheets

Total cash and cash equivalents, as of April 30, 2015 and July 31, 2014 was $Nil. Our working capital deficiency as at April 30, 2015 was a $299,745 and as of July 31, 2014, $282,925.

Total stockholders’ deficiency as of April 30, 2015 was $299,745 and $282,925 as at July 31, 2014. Total shares outstanding as at April 30, 2015 and July 31, 2013 was 45,105,000.

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

Liquidity and Capital Resources

As of April 30, 2015 our total assets were $Nil and our total liabilities were $299,745.

Not including the cost of completing the exploration phase of our Lucky Thirteen Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$15,500
Edgar filing fees	(ii)	6,000
Filing fees – Nevada; Securities of State	(ii)	375
Office and general expenses	(iv)	43,000
Estimated expenses for the next twelve months		64,875

Account payable as at April 30, 2015		162,245
Cash required for the next twelve months		$227,130

(i)	Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

October 31, 2013	10-Q	1,500	1,500	3,000
January 31, 2015	10-Q	1,500	1,500	3,000
April 30, 2015	10-Q	1,500	1,500	3,000
July 31, 2015	10-K	3,000	3,500	6,500
Estimated total		$7,500	$8,000	$15,500

(ii)	Edgar filing fees

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

As of April 30, 2015, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the quarter ended April 30, 2015, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

ITEM 4T. CONTROLS AND PROCEDURES

There were no changes in TNX’s internal controls over financial reporting during the nine months period ending April 30, 2015 that have materially affected, or are reasonably likely to material affect, TNX’s internal control over financial reporting.

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

We were incorporated in 2007, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to April 30, 2015, the date of our most recent unaudited financial statements, is $678,095. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

