Form 10-Q/A
period 2007-10-31
GOLD LAKES CORP.
filed 2015-11-04
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended October 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 333-145879

GOLD LAKES CORP.
(Exact name of registrant as specified in its charter)

Nevada	74-3207964
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

573 Monroe Blvd, Painesville, OH 42077

(Address of principal executive offices)

(216) 408-9423

(Registrant's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer" and "small reporting company" Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☒
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

July 10, 2015: 45,105,000 common shares

EXPLANATORY NOTE

This Form 10-QSB/A constitutes Amendment No. 1 to the Quarterly Report on Form 10-QSB of Gold Lakes Corp (the "Company") for the period ended October 31, 2007, originally filed with the Securities and Exchange Commission (the "SEC") on November 15, 2007 (the "Original Filing"). We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB solely to correct information on the cover page of the original filing regarding the Company's status as a shell company. This Amendment No. 1 does not change any other portion of the Original Filing. This Amendment No. 1 speaks as of the original filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

ITEM 6. EXHIBITS.

ExhibitNo.	Description
31*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

_________

* Filed herewith.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD LAKES CORP.
(Registrant)

Date: November 3, 2015	By:	/s/ Christopher Vallos
Christopher Vallos
Chief Executive Officer Chief Financial Officer, President and Director