Form 10-Q/A
period 2008-01-31
GOLD LAKES CORP.
filed 2015-11-04
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2008

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

July 10, 2015: 45,105,000 common shares

EXPLANATORY NOTE

This Form 10-QSB/A constitutes Amendment No. 1 to the Quarterly Report on Form 10-QSB of Gold Lakes Corp (the "Company") for the period ended January 31, 2008, originally filed with the Securities and Exchange Commission (the "SEC") on February 13, 2008 (the "Original Filing"). We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB solely to correct information on the cover page of the original filing regarding the Company's status as a shell company. This Amendment No. 1 does not change any other portion of the Original Filing. This Amendment No. 1 speaks as of the original filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

___________

* Filed herewith.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD LAKES CORP.
(Registrant)

Date: November 3, 2015	By:	/s/ Christopher Vallos
Christopher Vallos
Chief Executive Officer Chief Financial Officer, President and Director