Form 10-K
period 2015-07-31
GOLD LAKES CORP.
filed 2015-11-13
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended: July 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number: 333-145879

GOLD LAKES CORP. (fka TNX Maverick Corp.)
(Exact name of registrant as specified in charter)

Nevada	74-3207964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee I.D. No.)

573 Monroe Blvd, Painesville, OH	42077
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number 216-408-9423

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. ☒ Yes   ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer" and "small reporting company" Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recent completed second fiscal quarter. On November 10, 2015, the market value of the 9,476,575 shares held by non-affiliates was $4,738,288

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

November 12, 2015: 32,525,525 common shares

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

PART 1

ITEM 1. BUSINESS

History and Organization

Gold Lakes Corp., formerly known as TNX Maverick Corp.,("Gold Lakes", the "company" or "we") was incorporated in the State of Nevada on January 18, 2007, and established a fiscal year end of July 31. We do not have any subsidiaries or affiliated companies. On August 28, 2015, the Company entered into a Equity Participation and Earn-In Agreement with Flex Mining Ltd. ("Flex Agreement") in exchange for 23,500,000 shares of the Company. Under the terms of the Flex Agreement, the company can earn 100% of the issued and outstanding shares of Flex Mining Ltd. by investing $1 million in property expenditures on Flex Mining's properties over the next 3 years. Year One calls for a $250,000 investment for 25%, Year Two a $350,000 for an additional 35%, and Year Three a $400,000 investment for the remaining 40%. to Flex Mining Ltd. owns 100% of six claims named the Big Monty Claims in the historic Abitibi Greenstone Belt. Previously, the Company had two projects one the Valolo Claim in the Philippines, and the second a joint venture project on the Lucky Thirteen Claim.

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

Gold Lakes entered into a purchase agreement with Peter Osha on January 15, 2011 to earn a 100% interest in a placer gold project near Hope, British Columbia, Canada. Our investment is hereinafter referred to as the Lucky Thirteen Claim. Gold Lakes entered into a 50/50 joint venture on the Lucky Thirteen Claim with Big Rock Resources Inc. on May 2011 and Gold Lakes and commenced evaluating the Lucky Thirteen Property as the operator of the Joint Venture until February 2012 when Big Rock Resources Inc. announced that it would be unable to complete the promised financing. We are not proceeding with the purchase agreement with Peter Osha. We have spent through the joint venture approximately $400,000 on a work program on the Lucky Thirteen Claim.

We are planning on conducting exploration activities on the Big Monty Claims.

We have no full time employees and our management devotes a percentage of their time to the affairs of our Company. Our website is www.goldlakes.com

Our administrative office is located at 573 Monroe Blvd, Painesville, OH 44077. Our telephone number is 216-408-9423.

Presently our outstanding share capital is 32,525,525 common shares. We have no other type of shares either authorized or issued.

Our current auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report attached to the financial statements. We have $nil cash as at July 31, 2015 and have liabilities of $272,294. Since our inception we have incurred accumulated losses of $651,160. We anticipate minimum operating expenses for the next twelve months of $175,079. It is extremely unlikely we will earn any revenue for a minimum of 5 years. We do not have any employees either full or part time.

Gold Lakes is responsible for filing various forms with the United States Securities and Exchange Commission (the "SEC") such as Form 10-K and Form 10-Qs.

The shareholders may read and copy any material filed by Gold Lakes with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at . The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Gold Lakes has filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov .

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of Gold Lakes and the notes, which forms an integral part of the financial statements, which are attached hereto.

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

Our auditors' report on our 2015 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to commit to loan or advance capital to us, we believe that if we do not raise additional capital through the issuance of treasury shares, we will be unable to conduct exploration activity and may have to cease operations and go out of business.

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

We were incorporated in 2007, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to July 31, 2015, the date of our most recent audited financial statements, is $651,160. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

5

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

ITEM 2. PROPERTIES

We have entered into an Equity Participation and Earn-In Agreement with Flex Mining Ltd. on the following property

Big Monty Claims

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

The claim's terrain is rugged with mountain forests growth throughout.

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

The Big Monty claims were staked in September and October of 2010. These claims are geologically located in the Abitibi greenstone province. Structurally the claims lie along the central sector of the north branch of the Porcupine-Destor Fault. This Fault divides the claim's lithostratographic assemblages north and south. The northern half of the claims has been mapped as Stoughton-Roquemaure Assemblage (27.25 to 27.20 Ma) (1). The southern and up side of the Fault has been mapped as the as the Kidd-Munro Assemblage (27.18 to 27.10 Ma) (1). The Stoughton-Roquemaure Assemblage is characterized by komatiitic basalt and low to high-Mg komatiite intrusives. Spinifex-textured and pillowed komatiites are common (2) while the Kidd-Monro Assemblage is described as assemblage as ultramafic and mafic, tholeiitic, metavolcanic rocks with minor high-silica rhyolite (1).

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

Field Study

A field study was performed beginning October 7 through October 11 and October 22, 2013. The purpose of the field study, where possible, was to complete the following:

•	geological mapping,
•	grab/hand rock sampling,
•	geochemical sampling,
•	structural mapping (faults, joints, fractures, etc.), and
•	GPS locating of control points including claim corner posts and claim boundaries.

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

The first vertical derivative of the residual magnetic intensity emphasizes near surface features by mathematically removing the inclination and declination of the field from the data. The transformed data views the same geologic structures as the residual magnetic intensity map, but with the magnetic pole's field induced vertical. The first vertical derivative is calculated by measuring the magnetic field simultaneously at two points vertically above each other and dividing the difference in the magnetic intensities by the distance between the two points. Figure 3 illustrates the residual magnetic intensity. The north branch of the Porcupine-Destor Fault is the dividing line between high and low magnetic intensity.

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

Consequently, the proposed field work will be a phased exploration program to properly evaluate the potential of the Big Monty Claims.We must conduct exploration to determine what minerals exist on our property and whether they can be economically extracted and profitably processed. We plan to proceed with exploration of the Big Monty Claims by drilling the quartz/felsic intrusion as well as testing further the five elevated magnetic areas associated with the fault in order to begin determining the potential for discovering commercially exploitable deposits of gold on our claim.

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

Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited. If we are unable to raise the necessary funds, we would be required to suspend Gold Lakes's operations and liquidate our company.

There are no permanent facilities, plants, buildings or equipment on the Big Monty Claims.

Investment Policies

Gold Lakes does not have an investment policy at this time. Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the directors are able to invest.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party or to which the Big Monty Claims is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since our date of inception. Management hopes to hold an Annual General Meeting of Stockholders during 2016.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, we have not paid any dividends on our common stock, and we do not anticipate that it will pay dividends in the foreseeable future. As at July 31, 2015, we had 11 shareholders; none of these shareholders are an officer and director. The Company trades under the symbol GLLK during the years ended July 31, 2015 and 2014 as follows:

Quarter ended	High	Low	Volume
July 31, 2015	$0.90	$0.16	33,800
April 30, 2015	$1.04	$0.14	116,300
January 31, 2015	$0.50	$0.14	10,400
October 31, 2014	$0.60	$0.22	6,100

July 31, 2014	$0.98	$0.60	10,800
April 30, 2014	$2.00	$0.50	31,000
January 31, 2014	$3.10	$0.90	12,600
October 31, 2013	$8.00	$0.50	127,400

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

Operation Statement Data

	For the year ended	For the year ended
	July 31, 2015	July 31, 2014
General and Administrative	$47,284	$9,000
Net loss before other items	(47,284)	(9,000)
Other items
Other income	72,328	-
Interest Expense	(14,929)	(14,158)
Net Income (loss)	$10,115	$(23,158)

Weighted average shares outstanding (basic and fully diluted	225,525	225,525
Net income (loss) per share –basic	$0.04	$(0.04)
Net income (loss) per share –fully diluted	$0.00	$(0.04)

Balance Sheet Data

Cash and cash equivalent	$	Nil	$	Nil
Total assets	$	Nil	$	Nil
Total liabilities		$272,294		$282,925
Total Stockholders' deficiency		$(272,294)		$(282,925)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Corporate Organization and History within the Last Three years

We were incorporated under the laws of the State of Nevada on January 18, 2007 under the name Siga Resources Inc. The name was changed to TNX Maverick Inc. on October 23, 2014. The name was changed to its current name Gold Lakes Corp. on August 21, 2015. We do not have any subsidiaries or affiliated companies. Since our default have defaulted on payments to keep the ownership in the Lucky Thirteen Claim intact. Consequently, we have lost our interest in the Lucky Thirteen Claim entirely.

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

To become profitable and competitive, we first complete our acquisition of the Big Monty Claims or resurrect our ownership interest in the Lucky Thirteen Claim by making the requisite payments; or we must find an alternate mining claim. We must obtain equity or debt financing to provide the capital required implement our phased exploration program.We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

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

We estimate we will require $175,079 in cash over the next twelve months. For a detailed breakdown refer to "Liquidity and Capital Reserves". In addition cash will be required to cover the phase one cost of completing the exploration work for the Big Monty Claims during that period is estimated at $67,500; and, if required the phase two costs estimated at $186,000.

Comparison of Operations for the year ended July 31, 2015 (YE 2015) compared to year ended July 31, 2014 (YE 2014)

Expense	7/31/2015	7/31/2014	Difference	Reference
Accounting and auditing	$25,000	$9,000	$16,000	(i)
Filing Fees	8,005	-	8,005	(ii)
Transfer Agent	1,339	-	1,339
Legal	12,940	-	12,940	(iii)
Interest	14,929	14,158	771
TOTAL EXPENSES	62,213	23,158	39,055

Gain on write-off of accounts payable	72,328	-	72,328	(iv)

(i) Accounting and audit

Accounting and Audit increased to $25,000 in YE 2015 up from $9,000 in YE 2014. The reason for the increase was the costs to audit and review 2013 and 2014 financial statements.

(ii) Filing Fees

Filing Fees increased to $8,005 in YE2015 up from $nil in YE 2014. The reason for the increase was the costs to make the requisite Edgar filings and to change the name of the Company.

(iii) Legal

Legal Fees increased to $12,940 in YE 2015 up from $nil in YE 2014. The reason for the increase was the costs to complete a 200-1 roll back of shares, to rename the Company twice, and to prepare the documents for the Equity Participation and Earn-In with Flex Mining Ltd.

(iv) Gain on write-off of accounts payables increased to $72,328 in YE 2015 up from $nil in YE 2014 due to the write off of old liabilities of the Company

Balance Sheets

Total cash and cash equivalents, as of July 31, 2015 and 2014 was $Nil. Our working capital deficiency as at July 31, 2015 was a $272,294 and as of July 31, 2014, $282,925.

Total stockholders' deficiency as of July 31, 2015 was $272,294 and $282,925 as at July 31, 2014. Total shares outstanding as at July 31, 2015 and 2014 was 225,525.

Our mineral properties are an Equity Participation and Earn-In Agreement with Flex Mining Ltd. to acquire the:

Big Monty Claims

We have entered into a Equity Participation and Earn-In Agreement with Flex Mining Ltd. to earn a 100% interest in the Big Monty Claims. Please see ITEM 2. PROPERTIES for a full description of these properties.

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

Liquidity and Capital Resources

As of July 31, 2015 our total assets were $Nil and our total liabilities were $272,294.

Not including the cost of completing the exploration phase of our Big Monty Claims, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$15,500
Edgar filing fees	(ii)	6,000
Filing fees – Nevada; Securities of State	(ii)	375
Office and general expenses	(iv)	43,000
Estimated expenses for the next twelve months		64,875

Account payable as at July 31, 2015		110,204
Cash required for the next twelve months		$175,079

(i) Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

October 31, 2014	10-Q	1,500	1,500	3,000
January 31, 2015	10-Q	1,500	1,500	3,000
April 30, 2015	10-Q	1,500	1,500	3,000
July 31, 2015	10-K	3,000	3,500	6,500
Estimated total		$7,500	$8,000	$15,500

(ii) Edgar filing fees

We will be required to file the annual Form 10-K estimated at $250 and the three Form 10-Qs at $250 each for a total cost of $1,000. Additional Form 8-K should cost an additional $1,000. The conversion costs to XBRL is estimated at $4,000.

(iii) Filing fees in Nevada

To maintain the Company in good standing in the State of Nevada an annual fee of approximately $375 has been paid to the Secretary of State.

(iv) Office and general

We have estimated a cost of approximately $25,000 for photocopying, printing, fax and delivery, travel, transfer agent and entertainment. Total Office and General is estimated to be $43,000.

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of July 31, 2015, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 23,619,625

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended July 31, 2015 have been examined by our independent accountants, ZBS Group LLP. and attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2015 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of July 31, 2015 as a result of material weaknesses in internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis. Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley ("SOX") Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and were under the supervision of the Company's former Chief Executive Officer, being Edwin Morrow, and former Chief Financial Officer, being Robert Malasek until their withdrawal of services on November 7, 2012 and subsequently Bob Hogarth as President and Director who was replaced on September 3, 2014 by Christopher Vallos. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

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

As of July 31, 2015, the management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Management concluded, during the year ended July 31, 2015, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls which management considers to be material weaknesses.

In the light of management's review of internal control procedures as they relate to COSO and the SEC the following were identified:

●	The Company's Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee,

●	The Company has limited segregation of duties which is not consistent with good internal control procedures.

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

(1)

Christopher Vallos, was appointed as the sole director by the Shareholders on September 3, 2014. Bob Hogarth and Richard W. Markle were appointed as directors on November 7, 2012 as, President and the Chief Executive Officer, and Secretary Treasurer, respectively on the same day. Mr. Markle has subsequently resigned. Mr. Hogarth was not reappointed by the Shareholders as a Director. Effective September 3, 2014, Christopher Vallos was appointed Chief Executive Officer, Chief Financial Officer, President, and Secretary-Treasurer of the Company.

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

Our audit committee is comprised of Christopher Vallos, our President and Chairman of the Audit Committee whom is not independent. Christopher Vallos cannot be considered an "audit committee financial expert" as defined in Item 401 of Regulation S-B.

Apart from the Audit Committee, the Company has no other Board committees.

Since inception on January 18, 2007, our Board has conducted its business entirely by consent resolutions and has not met, as such.

Significant Employees

We have not paid employees as such. Our Officers and Directors fulfill many of the functions that would otherwise require Gold Lakes to hire employees or outside consultants.

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

27

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation to our directors and officers was paid as follows:

Summary Compensation Table

				Long Term Compensation
	Annual Compensation			Awards		Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/SAR (#)	LTIP payouts ($)	All other compen sation ($)

Christopher Vallos,	2014	-0-	-0-	-0-	-0-	-0-	-0-
President, CEO, CFO and Director	2015	-0-	-0-	-0-	-0-	-0-	-0-

Bob Hogarth,	2014	-0-	-0-	-0-	-0-	-0-	-0-
President, CEO, CFO and Director

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Consulting Agreements with Executive Officers and Directors

There is no consulting agreement with the Company's director. The previous director, Bob Hogarth was unpaid. There were consulting agreements with both of the previous officers or directors. Under their respective agreements with Ed Morrow and Richard Malasek, the directors were to be paid $1,500 per month each and each received 100,000 shares upon entering into these agreements.

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

Compliance with Section 16 (a) of the Exchange Act

We know of no director or officer, ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a). We do not know whether the beneficial owner of more than ten percent of any class of equity securities of our stock registered pursuant to Section 12 ("Reporting Person") has filed any reports required to be furnished pursuant to Section 16(a)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at November 10, 2015, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Flex Mining Ltd. 4540 21st St. NW, Calgary AB T3B 0W4 Canada	23,500,000	72.25%

Common Stock	Greater than 5% shareholders as a Group (1 person)	23,500,000	72.25%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

The number of shares under Rule 144 is 23,619,625.

Our largest shareholders, Flex Mining Ltd., owns, 23,500,000 issued and outstanding shares of our common stock. All of these shares are "restricted shares" as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since our inception, or any currently proposed transactions, or series of similar transactions, to which Gold Lakes was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by Gold Lakes to own of record or beneficially more than 5% of any class of Gold Lakes's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended July 31, 2015 for professional services for the review of the quarterly financial statements as at April 30, 2015; October 31, 2014; and January 31, 2015, annual financial statements as of July 31, 2014 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:

2015 - $16,000

2014 - $Nil

(2) Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Gold Lakes's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3) Tax Fees

The aggregate fees billed during the years ended July 31, 2015 and 2014 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4) All Other Fees

The aggregate fees billed during the years ended July 31, 2015 and 2015 for other fees charged by the principal accountants other than those disclosed in (1) and (3) above was NIL.

(5) Audit Committee's Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with us to make any pre-approval policies meaningful. Once we have elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Gold Lakes' Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

3 (i)	Articles of Incorporation (incorporated by reference from Gold Lakes' registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

3 (ii)	By-laws (incorporated by reference from Gold Lakes' Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

4	Stock Specimen (incorporated by reference from Gold Lakes' Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Gold Lakes' Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.2

Corporate Acquisition Agreement between Gold Lakes, Touchstone Ventures Ltd, and Touchstone Precious Metals, Inc dated September 24, 2010 (incorporated by reference from Gold Lakes' Form 10-K for the year ended July 31, 2010)

10.3

Letter Agreement dated May 15, 2010 between Peter Osha and Touchstone Precious Metals, Inc. regarding the Option to Purchase the Lucky Thirteen Claim from Peter Osha. (incorporated by reference from Gold Lakes' Form 10-K for the year ended July 31, 2010)

10.4

 Extension Agreement dated October 14, 2010 between Peter Osha, Touchstone Ventures Ltd, Touchstone Precious Metals Inc., and Gold Lakes Corp. (incorporated by reference from Gold Lakes' Form 10-Q for the Quarter ended October 31, 2010)

10.5	Property Acquisition and Royalty Agreement dated January 16, 2011 between Gold Lakes Corp. and Peter Osha (incorporated by reference from Gold Lakes' Form 10-Q for the Quarter ended January 31, 2011)

10.6

Joint Venture Agreement dated May 12, 2011 between Big Rock Resources Ltd. and Gold Lakes Corp. regarding the development of the Lucky Thirteen Claim. (incorporated by reference from Gold Lakes' Form 8-K filed May 14, 2011).

10.7

Letter of Intent dated June 14, 2011 between Montana Mining Company and Gold Lakes Corp. regarding the acquisition of the Big Bear Claims 1-9 located in San Bernardino County, California (incorporated by reference from Gold Lakes's Form 8K filed June 20, 2011).

10.8

Revised Acquisition Agreement dated July 7, 2011 between Montana Mining Company and Gold Lakes Corp. regarding the acquisition of the Big Bear Claims 1-9 located in San Bernardino County, California (incorporated by reference from Gold Lakes's Form 8-K filed July 12, 2011).

10.9

Joint Venture Agreement dated July 22, 2011 between Bentall Fairview Resources Ltd. and Gold Lakes Corp. regarding the development of the Big Bear Claims. (incorporated by reference from Gold Lakes' Form 8-K filed July 22, 2011).

10.10

Property Acquisition and Royalty Agreement dated September 20, 2011 between Gold Lakes Corp. and Laguna Finance Ltd. regarding the acquisition of the Moutauban Gold Tailing Claims located in near Quebec City, Canada (incorporated by reference from Gold Lakes' Form 8-K filed September 28, 2011) .

10.11	Equity Participation and Earn In Agreement with Flex Mining Ltd. dated August 28, 2015 between Gold Lakes Corp. and Flex Mining Ltd. regarding the acquisition of the Big Monty Claims in Northern Ontario, Canada (incorporated by reference from Gold Lakes' Form 8-K filed August 28, 2015).

101	XBRL Interactive Data Files

Financial Statements. The following financial statements are included in this report:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD LAKES CORP. (Registrant)

Date: November 13, 2015	By	/s/ Christopher Vallos
Christopher Vallos
Chief Executive Officer Chief Financial Officer, President and Director

35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Gold Lakes Corp.

(Formerly TNX Maverick Corp.)

We have audited the accompanying balance sheets of Gold Lakes Corp. (formerly TNX Maverick Corp.) as of July 31, 2015 and 2014, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended July 31, 2015. Gold Lakes Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Lakes Corp. (formerly TNX Maverick Corp.) as of July 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 6 to the financial statements, the company is an early stage company with limited operations and resources, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matter are also described in note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZBS Group LLP

Plainview, NY

November 13, 2015

GOLD LAKES CORP.

(fka TNX Maverick Corp.)

BALANCE SHEETS

	July 31, 2015	July 31, 2014

ASSETS
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued interest	$110,204	$145,425
Due to related parties	24,590	-
Note payable	21,500	21,500
Convertible notes payable	116,000	116,000

Total Current Liabilities	272,294	282,925

STOCKHOLDERS' DEFICIENCY
Common stock
500,000,000 shares authorized, at $0.001 par value;
225,525 shares issued and outstanding as of July 31, 2015 and 2014, respectively	225	225
Capital in excess of par value	378,641	378,125
Accumulated deficit	(651,160)	(661,275)

Total Stockholders' Deficiency	(272,294)	(282,925)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLD LAKES CORP.

(fka TNX Maverick Corp.)

STATEMENTS OF OPERATIONS

	For the Years Ended
	31 July 2015	31 July 2014

REVENUES	$-	$-

EXPENSES
General and administrative	47,284	9,000
TOTAL EXPENSES	47,284	9,000
OTHER EXPENSE
Gain on write-down of accounts payables	(72,328)	-
Interest expense	14,929	14,158
NET OTHER EXPENSES (INCOME)	(57,399)	(14,158)
NET INCOME (LOSS)	$10,115	$(23,158)
NET LOSS PER COMMON SHARE
Basic	$0.04	$(0.10)
Fully diluted	$0.00	N/A
WEIGHTED AVERAGE OUTSTANDING SHARES
Basic	225,525	225,525
Fully diluted	116,225,525	116,225,525

The accompanying notes are an integral part of these financial statements.

GOLD LAKES CORP.
(fka TNX Maverick Corp.)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
For the years ended July 31, 2015 and 2014

	Common Shares (1) Issued	Common stock Amount	Capital in Excess of Par Value	Accumulated Deficit	Total
Balance as at July 31, 2013	225,525	$225	$378,125	$(638,117)	$(259,767)
Net loss for the year	-	-	-	(23,158)	(23,158)
Balance as at July 31, 2014	225,525	$225	$378,125	$(661,275)	$(282,925)
Net income (loss) for the year ended July 31, 2015				10,115	10,115
Interred interest on related party advances	-	-	516	-	516
Balance as at July 31, 2015	225,525	$225	$378,641	$(651,160)	$(272,294)

(1)     Reflects the 200:1 reverse stock split on August 21, 2015.

The accompanying notes are an integral part of these financial statements

GOLD LAKES CORP.

(fka TNX Maverick Corp.)

STATEMENTS OF CASH FLOWS

	For the years ended
	July 31, 2015	July 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	10,115	$(23,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Inferred interest on related party debt	516	-
Gain on write-down of accounts payable	(72,328)	-
Changes in accounts payable	37,107	23,158
Net Cash Used in Operating Activities	(24,590)	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	24,590	-
Net Cash Provided by Financing	24,590	-

Net Increase (Decrease) in Cash	-	-
Cash at Beginning of Period	-	-
CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

The accompanying notes are an integral part of these financial statements

GOLD LAKES CORP.

(fka TNX Maverick Corp.)

NOTES TO FINANCIAL STATEMENTS

July 31, 2015

1. ORGANIZATION

The Company, Gold Lakes Corp., was incorporated under the laws of the State of Nevada on January 18, 2007 with the authorized capital stock of 300,000,000 shares at $0.001 par value. On April 30, 2008, the Secretary of State for Nevada approved an amendment to the Articles of Incorporation where the total number of shares of common stock was increased to 500,000,000 shares of common stock with a par value of $0.001 per share. The Company was organized for the purpose of acquiring and developing mineral properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of July 31, 2015 and 2014 the Company has 116,000,000 of common stock equivalents outstanding, calculated using the if-converted method.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

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

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

We have reviewed the FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

3. RELATED PARTY TRANSACTIONS

During the year, the officer of the Company has advanced $24,500 to the Company without interest or repayment terms. The Company has incurred a $516 inferred benefit and this has been charged to interest expense.

4. CONVERTIBLE NOTES PAYABLE

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

On July 31, 2012, the Company converted $76,000 in advances to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is currently in arrears and is due and payable on demand. The note is convertible into shares of the Company's common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company amortized the discount on the debt equal to the face value, in the amount of $76,000 for the year ended July 31, 2014. This discount was amortized to interest expense.

5. NOTE PAYABLE

The Company received $17,500 under a promissory note agreement in July 2012. Per the note agreement, interest of $9,446 was accrued through July 31, 2015. An additional $4,000 was received under this Note in 2014. Interest and principal were due on September 15, 2012. The Company is currently in default on this note. Interest of $9,446 has been accrued on this Note and has been disclosed on the Balance sheet s Accounts Payable and Accrued Interest.

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

7. INCOME TAXES

The Company's deferred tax assets, and valuation allowance are as follows

On August 28, 2015, through the issuance of 23,500,000 shares to Flex Mining Ltd., Flex Mining assumed control over the Company by way of reverse take-over. The total losses carried forward to July 31, 2015 was $723,488. The amount of loss carried forward is attributable only to the minority interest. The total amount of loss available for valuation allowance as of July 31, 2015 was $6,190. With an average tax rate of 34%, the estimated valuation allowance is $2,104.

As of July 31, 2015 and 2014, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended July 31, 2015, and 2014 and no interest or penalties have been accrued as of July 31, 2015 and 2014.

The tax years from 2009 and forward have not been filed and remain open to examination by federal and state authorities due to net operating loss and credit carry-forwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

8. GAIN ON WRITE-DOWN OF ACCOUNTS PAYABLE

During the year, the Company wrote down $72,328 of accounts payables. There were no accounts payable write-downs in the year ended July 31, 2014.

9. SUBSEQUENT EVENTS

On August 21, 2015 the Company completed a reverse stock split of 200:1. This reduced the number of issued and outstanding number of shares from 45,105,000 shares to 225,525 shares.

On August 28, 2015, the Company entered into an Equity Participation and Earn In Agreement with Flex Mining Ltd.(the "Agreement"). Under the terms of the Agreement, the Company issued 23,500,000 shares of Common Stock to Flex Mining Ltd. ("Flex") By issuing these shares to Flex, the Company has been acquired by way of reverse takeover, by Flex.

The Company can earn up to 25% of the issued and outstanding shares of Flex Mining Ltd. by investing $250,000 into exploring Flex's Big Monty Claims in Northern Ontario, in year one. The Company can earn an additional 35% by investing $350,000 into exploring Flex's Big Monty Claims in Northern Ontario in the second year of the Agreement; and the Company can earn an additional 40% by investing $400,000 into exploring Flex's Big Monty Claims in Northern Ontario in the third year of the Agreement. Flex Mining Ltd. owns 100% of six claims named the Big Monty Claims in the historic Abitibi Greenstone Belt.

On October 30, 2015, $8,800 of Convertible Debt payable to 482130 B.C. Ltd. was converted to 8,800,000 shares of the Company's common stock.

