Form 10-Q
period 2015-10-31
GOLD LAKES CORP.
filed 2015-12-21
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended October 31, 2015

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

October 31, 2015: 32,525,525 common shares

PART I – FINANCIAL INFORMATIONITEM 1. FINANCIAL STATEMENTS

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of GOLD LAKES CORP. at October 31, 2015 (with comparative figures as at July 31, 2015) and the statement of operations for the three months ended October 31, 2015 and 2014; and the statement of cash flows for the three months ended October 31, 2015 and 2014 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended October 31, 2015 are not necessarily indicative of the results that can be expected for the year ending July 31, 2016.

GOLD LAKES CORP.

BALANCE SHEETS

(Unaudited)

	October 31, 2015	July 31, 2015

ASSETS

CURRENT ASSETS

Cash	$1,092	$-

Total Current Assets	1,092	-

TOTAL ASSETS	$1,092	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued interest	$108,401	$110,204
Due to related parties	15,580	24,590
Promissory Note Payable	21,500	21,500
Convertible Notes Payable	167,700	116,000

Total Current Liabilities	313,181	272,294

TOTAL LIABILITIES

STOCKHOLDERS' DEFICIENCY
Common stock 500,000,000 shares authorized, at $0.001 par value; 32,525,525 shares issued and outstanding as of October 31, 2015 (July 31, 2015 – 225,525 shares)	32,526	225
Capital in excess of par value	28,246,921	378,641
Accumulated Deficit	(28,591,536)	(651,160)

Total Stockholders' Deficiency	(312,089)	(272,294)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,092	$-

The accompanying notes are an integral part of these interim condensed financial statements.

GOLD LAKES CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three month ended October 31, 2015	Three months ended October 31, 2014

REVENUES	$-	$-

EXPENSES
General and administrative	44,722	2,000
TOTAL EXPENSES	44,722	2,000
OTHER EXPENSES
Interest expense	3,604	3,604
Impairment loss on mineral claims	23,500,000	-
Loss on conversion of debt	4,391,200	-

NET LOSS	$(27,940,376)	$(5,604)

NET LOSS PER COMMON SHARE

Basic	$(1.61)	$(0.02)
Fully diluted	$(0.24)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic	17,371,117	225,252
Fully Diluted	115,083,650	116,000,000

The accompanying notes are an integral part of these interim condensed financial statements.

GOLD LAKES CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended October 31, 2015	Three months ended October 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(27,940,376)	$(5,604)

Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment loss on mineral claims	23,500,000	-
Loss on conversion of debt	4,391,200	-
Inferred interest on related party debt	580	-
Changes in accounts payable	5,604	5,604

Net cash (used in) operating activities	(50,398)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	5,990	-
Repayment of advances from related parties	(15,000)	-
Cash from issue of convertible debt	60,500	-

Net cash (used in) provided by financing activities	51,490	-

Net (Decrease) Increase in Cash	1,092	-

Cash at Beginning of Period	-	-

CASH AT END OF PERIOD	$1,092	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCIAL ACTIVITIES

The accompanying notes are an integral part of these interim condensed financial statements

GOLD LAKES CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

October 31, 2015

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of October 31, 2015 and 2014, the Company has 115,083,650 and 116,000,000 of common stock equivalents outstanding, calculated using the if-converted method.

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

GOLD LAKES CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

October 31, 2015

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

GOLD LAKES CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

October 31, 2015

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

GOLD LAKES CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

October 31, 2015

3. MINERAL PROPERTIES

On August 28, 2015, the Company entered into an Equity Participation and Earn-In Agreement (the "Agreement") with Flex Mining Ltd., a Delaware Corporation ("Flex"). Pursuant to the Agreement, the Company has the right to acquire 100% of Flex by incurring expenditures of $1 million over the next three years. In addition, the Company issued 23,500,000 shares of restricted common stock to Flex. Although the Agreement stipulates a deemed value of $0.05 per share, the transaction has been recorded at the market value at the date the shares were issued which was $1.00 per share, and the value of the Agreement was determined to be $23,500,000.

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

The valuation of the mineral leases

Investment in mineral leases	$23,500,000
Impairment of valuation of mineral leases	(23,500,000)
Net investment in mineral leases	$-

Management determined that there was an impairment of the investment was warranted due to firstly that, no exploration being conducted on the property to date; and secondly that, no mineral resource having been identified on the property to date.

4. CONVERTIBLE NOTES PAYABLE

On July 31, 2012, the Company converted $40,000 in accounts payable to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is currently in arrears and is due and payable on demand. The note is convertible into shares of the Company's common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company amortized the discount on the debt equal to the face value, in the amount of $40,000 for the year ended July 31, 2013. This discount was amortized to interest expense. During the period ended October 31, 2015, $8,800 of debt was converted into 8,800,000 shares of common stock. Given that the market price of the shares on the date of conversion was $0.50 per share or $4,400,000, there was a conversion benefit of the difference between $4,400,000 market value of debt when converted into common shares and the $8,800 book value of the debt. This difference of $4,391,200 has been expensed during the current period.

GOLD LAKES CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

October 31, 2015

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

On October 16, 2015, the Company issued a $33,500 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of October 16, 2016. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period.

On October 16, 2015, the Company issued a $27,000 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of October 16, 2016. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period.

5. RELATED PARTY TRANSACTIONS

During the year, the officer of the Company was repaid $15,000 and advanced an additional $5,990. Consequently, the amount due the officer is $15,580 as at October 31, 2015 (July 31, 2015- $24,500) to the Company without interest or repayment terms. The Company has incurred a $580 inferred benefit and this has been charged to interest expense.

6. NOTE PAYABLE

The Company has received $17,500 under a promissory note agreement with a third party in July 2012. An additional $4,000 was received under this Note in 2014. Interest and principal were due on September 15, 2012. The Company is currently in default on this Note. Per the note agreement, interest of $9,446 was accrued through October 31, 2015 and has been disclosed on the balance sheets as accounts payable and accrued interest.

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

GOLD LAKES CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

October 31, 2015

8. INCOME TAXES

The Company's deferred tax assets, and valuation allowance are as follows

The total amount of loss available for valuation allowance as of October 31, 2015 was $27,946,565 (July 31, 2015 was $6,190). With an average tax rate of 34%, the estimated valuation allowance is $9,501,832 (July 31, 2015 - $2,104.)

As of October 31, 2015 and July 31, 2015, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended July 31, 2015, and 2014 and no interest or penalties have been accrued as of July 31, 2015 and 2014.

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

To become profitable and competitive, we commence our exploration of the Big Monty Claims or resurrect our ownership interest in the Lucky Thirteen Claim by making the requisite payments; or we must find an alternate mining claim. We must obtain equity or debt financing to provide the capital required implement our phased exploration program.We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

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

Comparison of the Operating Results for the three months ended October 31, 2015 to October 31, 2014

Expense	Reference	3 months ended Oct. 31, 2015	3 months ended Oct. 31, 2014
Loss on Impairment of Mineral Properties	(i)	23,500,000	-
Loss on conversion of debt	(ii)	4,391,200	-
Consulting	(iii)	24,500	-
Legal	(iv)	9,595	-
Audit and Accounting	(v)	5,000	2,000
Interest	(vi)	4,618	3,540
Filing expenses	(vii)	4,453	-
Transfer Agent	(viii)	1,040	-
TOTAL EXPENSES		27,940,376	5,540

______________

(i)

Loss on Impairment of Mineral Properties -$23,500,000. The properties were acquired by issuing 23,500,000 shares. The market value at the time of issue was $1.00 per share resulting in a cost of $23,500,000. As the value of the property is unknown at this time, the Company has written off the cost of the property.

(ii)

Loss on Conversion of Debt - $4,391,200. $8,800 of convertible debt was converted to 8,800,000 shares. The market value at the time of the conversion was $0.52 per share resulting in a loss of conversion of $4,391,200.

(iii)	Consulting - $24,500. Consulting costs increased due to money raising activities.

(iv)	Legal - $9,595. Legal costs increased to reflect the cost of the reverse merger and name change and the issue of convertible debt.

(v)	Audit and Accounting - $5,000. Audit and accounting increase $3,000 over the three-month period ended October 31, 2014 to $5,000. This is due to increased audit costs.

(vi)	Interest - $4,618. Interest increased $1,078 over the three-month period ended October 31, 2014 to $4,618. This reflects the increased debt incurred by the company in the first three months.

(vii)	Filing Expenses - $4,453. These filing expenses incurred during the first three months.

(viii)	Transfer Agent - $1,040. These costs reflect increased share activity during the first three months.

Balance Sheets

Total cash and cash equivalents, as of October 31, 2015 was $1,092 and July 31, 2015 was $Nil. Our working capital deficiency as at October 31, 2015 was a $312,089 and as of July 31, 2015, $272,294.

Total stockholders' deficiency as of October 31, 2015 was $312,089 and $272,294 as at July 31, 2015. Total shares outstanding as at October 31, 2015 was 32,525,525 and July 31, 2015 was 225,525.

Our mineral properties are the:

Big Monty Claims

We have entered into an earn-in agreement to earn a 100% interest in the Big Monty Claims.

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

Property Geology

Bedrock outcrops were found to be generally rare across all of the claims. This was due to vegetation and glacial till. Portions of the claims have been logged in recent years; particularly the northern portion of claim 4256645 and claims 4256646 and 4256647. However, the logged areas have re-vegetated with first generation plants (grasses, pines, scrub oaks, sumac, etc.) making it difficult to find bedrock exposures. Also a significant portion of the claims area is covered with a veneer of glacial till of varying thicknesses. The till is described as a fine to medium grain arkosic sand with occasional pebble and gravel size clasts. This till dominates claims area south of the North Branch of the Porcupine-Destor Fault. The available bedrock outcrops are primarily found on claims 4255645, 4255646 and 4255647 due to recent logging and the glacial till being locally thinner at these claims. The observed bedrock is a massive fine-grained mafic volcanic rocks intruded with mafic rock characterized by pillow structures. Also observed was a northwest/southeast dike on claim 4255646. The dike rock is described as a medium-grain with visible feldspars and slightly magnetic. Finally, accessory minerals of pyrite and possible arsenopyrite were observed in several rocks. The general geochemistry is indicating the collect rocks are mafic being rich in iron and magnesium with low silica by weight. No significant concentrations of precious, base or rare earth elements were detected in the collected rocks. A belt of volcanic rocks, of the Savura Volcanic Group, underlies the property. These volcanic rocks are exposed along a wide axial zone of a broad complex. The presence of these rocks is on our property is relevant to us as gold mineralization, at the nearby (approximately 20 miles to the west of our claim) Nasoata Gold Mine, a past producer of gold in commercial quantities, is generally concentrated within extrusive volcanic rocks (of the Savura Volcanic Group) on the walls of large volcanic caldera.

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

The magnetic intensity decreases to the southwest of the Fault. Correspondingly, the magnetic intensity is elevated on the claims northeast of the Fault. Interestingly, off set movement of the low magnetic intensity to the northeast is illustrated by the faults labeled 2 and 3 movements to the northeast. The low magnetic intensity located in the southeastern part of the Big Monty claims can be interpreted to be the lack of magnetic minerals which may possibly be due to an underlying felsic intrusive body. The mafic dike on claim 4255646 was expected to have a clear magnetic signature especially considering the rock sample collected from the dike was slightly magnetized and had the highest iron concentration however no geometric magnetic signature mimicking the dike was observed.

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

Proposed Exploration Work – Plan of Operation

The ultimate goal of the assessment work is to identify locations of where to drill for precious metals. To achieve that goal from the available data, various assumptions must be made regarding the interpretation for the potential of mineralization. For example, if the assumption is that gold will be associated with quartz/felsic intrusions then the southwestern corner of claim 4256640 represents a reasonable target area. If it is further assumed that mineralization is associated with fault structures, then the northeast trending Faults 3 and 4 should be focus areas for potential exploration locations.

However, if the mineralization is associated with massive sulfide intrusions then the five elevated magnetic areas associated with the Fault are potential targets. Massive sulfides are usually associated with pyrite which is only slightly magnetic. The mineralization may be associated with pyrhhotite and magnetite which are common in sulfide intrusives. It should be noted that two of the elevated magnetic intensity areas are located at junction points between the Branch of the Porcupine-Destor Fault and the northeastern trending faults. The junction locations are ideal for intrusives and are recommended drilling locations.

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

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future unless we place a property in production. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in 'Risk Factors' on page 5.

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

Liquidity and Capital Resources

As of October 31, 2015 our total assets were $Nil and our total liabilities were $288,529.

Not including the cost of completing the exploration phase of our Lucky Thirteen Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$15,500
Edgar filing fees	(ii)	6,000
Filing fees – Nevada; Securities of State	(ii)	375
Office and general expenses	(iv)	43,000
Estimated expenses for the next twelve months		64,875

Account payable as at October 31, 2015		108,041
Cash required for the next twelve months		$173,716

_______________

(i)	Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

October 31, 2015	10-Q	1,500	1,500	3,000
January 31, 2015	10-Q	1,500	1,500	3,000
April 30, 2015	10-Q	1,500	1,500	3,000
July 31, 2015	10-K	3,000	3,500	6,500
Estimated total		$7,500	$8,000	$15,500

_____________

(ii)	Edgar filing fees

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

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of October 31, 2015, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 23,500,000 Share certificates representing these shares have the appropriate legend affixed on them.

There are no shares being offered to the public other than indicated in our effective registration statement and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

While our shares are traded on the OTCBB. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60-day grace period if they do not make their filing during that time.

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

Trends

We are in the exploration stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, as more fully described under 'Risk Factors'.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2015 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of October 31, 2015 as a result of material weaknesses in internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis. Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley ("SOX") Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, being Bob Hogarth. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

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

As of October 31, 2015, the management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Management concluded, during the quarter ended October 31, 2015, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls which management considers to be material weaknesses.

In the light of management's review of internal control procedures as they relate to COSO and the SEC the following were identified:

•	The Company's Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee,

•	The Company has limited segregation of duties which is not consistent with good internal control procedures.

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

ITEM 4T. CONTROLS AND PROCEDURES

There were no changes in TNX's internal controls over financial reporting during the three months period ending October 31, 2015 that have materially affected, or are reasonably likely to material affect, TNX's internal control over financial reporting.

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

We were incorporated in 2007, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to October 31, 2015, the date of our most recent unaudited financial statements, is $28,591,535. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

We estimate that, with funding committed by our management combined, we do not have sufficient cash to continue operations for twelve months' even if we only carry out Phase I of our planned exploration activity on the Big Monty Claims. We need to raise additional capital to undertake Phase I. We may not be able to raise additional funds. If that occurs, we will have to delay exploration or cease our exploration activity and go out of business which will result in the loss of our shareholders' entire investment in our Company.

24

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

9.	No matter how much money is spent on our Mineral Claim; the risk is that we might never identify a commercially viable ore reserve.

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

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible. If the cost of extracting any minerals that might be found on the Big Monty Claims is in excess of the selling price of such minerals, we would not be able to develop the Big Monty Claims. Accordingly, even if ore reserves were found on the Big Monty Claims, without sufficient tonnage we would still not be able to economically extract the minerals from the Big Monty Claims in which case we would have to abandon the Big Monty Claims and seek another mineral property to develop, or cease operations altogether.

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

We have entered into Convertible Debentures Agreements with our creditors which could result in the issuance of 115,083,650additional shares. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. Further agreements could be entered into.

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

Forward Looking Statements

In addition to the other information contained in this Form 10-Q, it contains forward-looking statements which involve risk and uncertainties. When used in this Form 10-Q, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend", "believe" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position. Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual result could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control. Any reader should review in detail this entire Form 10-K including financial statements, attachments and risk factors before considering an investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended July 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

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

10.9

Joint Venture Agreement dated July 22, 2011 between Bentall Fairview Resources Ltd., and Siga Resources Inc. regarding the development of the Big Bear Claims. (incorporated by reference from Siga's Form 8K filed July 22, 2011).

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

101	XBRL Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD LAKES CORP.
(Registrant)

Date: December 21, 2015	By:	/s/ CHRISTOPHER VALLOS
Christopher Vallos
Chief Executive Officer Chief Financial Officer, President and Director

