Form 10-Q
period 2016-01-31
GOLD LAKES CORP.
filed 2016-03-22
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

 For the transition period from ______________ to ______________

Commission File number 333-145879

GOLD LAKES CORP.
(Exact name of registrant as specified in its charter)

Nevada	74-3207964
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3401 Enterprise Parkway Suite 340, Beachwood OH 44122
(Address of principal executive offices)

(216) 916-9303
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

January 31, 2016: 33,125,645 common shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of GOLD LAKES CORP. at January 31, 2016 (with comparative figures as at July 31, 2015) and the statement of operations for the three and six months ended January 31, 2016 and 2015; and the statement of cash flows for the six months ended January 31, 2016 and 2015 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended January 31, 2016 are not necessarily indicative of the results that can be expected for the year ending July 31, 2016.

GOLD LAKES CORP.

BALANCE SHEETS

(Unaudited)

	January 31, 2016	July 31, 2015

ASSETS

CURRENT ASSETS

Cash	$17,007	$-

Total Current Assets	17,007	-

TOTAL ASSETS	$17,007	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued interest	$88,194	$110,204
Due to related parties	11,730	24,590
Promissory Note Payable	21,500	21,500
Convertible Notes Payable	153,310	116,000

Total Current Liabilities	274,734	272,294

TOTAL LIABILITIES	274,734	272,294

STOCKHOLDERS' DEFICIT
Common stock 500,000,000 shares authorized, at $0.001 par value; 33,125,645 shares issued and outstanding as of January 31, 2016 (July 31, 2015 – 225,645 shares)	33,125	225
Capital in excess of par value	28,614,410	378,641
Accumulated Deficit	(28,905,262)	(651,160)

Total Stockholders' Deficiency	(257,727)	(272,294)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,007	$-

The accompanying notes are an integral part of these interim condensed financial statements.

GOLD LAKES CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

January 31, 2016

	Three months ended January 31, 2016	Three months ended January 31, 2015	Six months ended January 31, 2016	Six months ended January 31, 2015

REVENUES	$-	$-	$-	$-

EXPENSES
General and administrative	114,800	2,000	159,523	4,000

TOTAL EXPENSES	114,800	2,000	159,523	4,000

OTHER EXPENSES
Interest expense	11,166	3,603	15,619	7,207
Amortization of conversion benefit	12,580		12,580
Shares for service	272,000	-	272,000	-
(Gain) on debt settlement	(96,819)	-	(96,819)	-
Impairment loss on mineral claims	-	-	23,500,000	-
Loss on conversion of debt	-	-	4,391,200	-

NET LOSS	$(313,727)	$(5,603)	$(28,254,102)	$(11,207)

NET LOSS PER COMMON SHARE

Basic and Fully diluted	$(0.01)	$(0.02)	$(1.12)	$(0.05)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic	32,525,525	225,252	24,948,351	225,252
Fully Diluted	88,173,869	115,225,525	88,173,869	115,225,525

The accompanying notes are an integral part of these interim condensed financial statements.

GOLD LAKES CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

January 31, 2016

	Six months ended January 31, 2016	Six months ended January 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(28,254,102)	$(11,207)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment loss on mineral claims	23,500,000	-
Loss on conversion of debt	4,391,200	-
Shares for services	272,000	-
Inferred interest on related party debt	945	-
Amortization of deferred charges	5,003	-
Amortization of conversion benefit	12,580	-
Gain on debt settlement	(96,819)	-
Changes in accounts payable	7,610	11,207

Net cash (used in) operating activities	(161,583)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances from related parties	(12,860)	-
Cash from issue of convertible debt	191,450	-

Net cash provided by financing activities	178,010	-

Net Increase in Cash	17,007	-

Cash at Beginning of Period	-	-

CASH AT END OF PERIOD	$17,007	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCIAL ACTIVITIES
Shares issued for debt	$4,400,000	$-
Shares issued for property	$23,500,000	$-
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these interim condensed financial statements

GOLD LAKES CORP.
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

January 31, 2016

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of January 31, 2016 and 2015, the Company has 88,173,869 and 115,225,525, respectively,of common stock equivalents outstanding, calculated using the if-converted method.

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

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized. The functional currency is US dollars.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The Company expenses advertising and market development costs as incurred

GOLD LAKES CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

January 31, 2016

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

January 31, 2016

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

GOLD LAKES CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

January 31, 2016

3. MINERAL PROPERTIES

On August 28, 2015, the Company entered into an Equity Participation and Earn-In Agreement (the "Agreement") with Flex Mining Ltd., a Delaware Corporation ("Flex"). Pursuant to the Agreement, the Company has the right to acquire 100% of Flex by incurring expenditures of $1 million over the next three years. The initial phase is expected to cost $67,500; and if successful in Phase 1, Phase 2 is budgeted at $186,000. The balance, of $746,500 will be spent subject to the success of Phase 2.In addition, the Company issued 23,500,000 shares of restricted common stock to Flex. Although the Agreement stipulates a deemed value of $0.05 per share, the transaction has been recorded at the market value at the date the shares were issued which was $1.00 per share, and the value of the Agreement was determined to be $23,500,000.

Management determined that there was an impairment of the investment in the amount of $23,500,000 was warranted due to firstly that, no exploration being conducted on the property to date; and secondly that, no mineral resource having been identified on the property to date.

4. CONVERTIBLE NOTES PAYABLE

On July 31, 2012, the Company converted $40,000 in accounts payable to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is currently in arrears and is due and payable on demand. The note is convertible into shares of the Company's common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company amortized the discount on the debt equal to the face value, in the amount of $40,000 for the year ended July 31, 2013. This discount was amortized to interest expense. During the period ended January 31, 2016, $8,800 of debt was converted into 8,800,000 shares of common stock. Given that the market price of the shares on the date of conversion was $0.50 per share or $4,400,000, there was a conversion benefit of the difference between $4,400,000 market value of debt when converted into common shares and the $8,800 book value of the debt. This difference of $4,391,200 has been expensed as a loss on conversion of debt during the current period.

On July 31, 2012, the Company converted $76,000 in advances to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is currently in arrears and is due and payable on demand. The note was convertible into shares of the Company's common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. On December 23, 2015, The Company acquired the full face of the $76,000 promissory note and the $25,819 of accrued interest for $5,000 resulting in a gain on the settlement of debt of $96,819.

On October 16, 2015, the Company issued a $33,500 convertible promissory note. The note has an 10% per annum interest rate and a maturity date of October 16, 2016. Closing costs of $7,500 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $13,000 has been recorded and is being amortized over the life of the loan.

On October 16, 2015, the Company issued a $27,000 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of October 16, 2016. Closing costs of $4,500 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $11,250 has been recorded and is being amortized over the life of the loan.

GOLD LAKES CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

January 31, 2016

4. CONVERTIBLE NOTES PAYABLE (Continued)

On November 20, 2015, the Company issued a $30,000 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of November 20, 2016. Closing costs of $3,500 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $13,260 has been recorded and is being amortized over the life of the loan.

On December 21, 2015, the Company issued a $50,000 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of December 21, 2017. Closing costs of $5,000 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $22,500 has been recorded and is being amortized over the life of the loan.

On December 21, 2015, the Company issued a $50,000 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of December 21, 2017. Closing costs of $5,000 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $22,500 has been recorded and is being amortized over the life of the loan.

On January 22, 2016, the Company issued a $35,500 convertible promissory note. The note has an 12% per annum interest rate and a maturity date of January 22, 2017. Closing costs of $9,050 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $9,050 has been recorded and is being amortized over the life of the loan.

5. RELATED PARTY TRANSACTIONS

During the year, the officer of the Company was repaid a net $12,860. Consequently, the amount due the officer is $11,730 as at January 31, 2016 (July 31, 2015- $24,590) to the Company without interest or repayment terms. The Company has incurred a $1,525 inferred benefit and this has been charged to interest expense. During the year, the Company remunerated the officer of the Company 400,000 shares of the Company's common stock. The price of the stock was $0.43 and a charge of $172,000 has been expensed as Shares for Service.

6. SHARES FOR SERVICE

During the year, there was 200,000 shares issued to a consultant. At the issue date, the fair market value of the shares was $0.50 and a charge of $100,000 has been expensed as Shares for Service.

7. NOTE PAYABLE

The Company has received $17,500 under a promissory note agreement with a third party in July 2012. An additional $4,000 was received under this Note in 2014. Interest and principal were due on September 15, 2012. The Company is currently in default on this Note. Per the note agreement, interest of $10,993 was accrued through January 31, 2016 and has been disclosed on the balance sheets as accounts payable and accrued interest.

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

We estimate we will require $153,069 in cash over the next twelve months. For a detailed breakdown refer to "Liquidity and Capital Reserves". In addition, cash will be required to cover the phase one cost of completing the exploration work for the Big Monty Claims during that period is estimated at $67,500; and, if required the phase two costs estimated at $186,000.

Comparison of the Operating Results for the three months ended January 31, 2016 to January 31, 2015

		3 months ended
		January 31, 2016	January 31, 2015	Difference
Write down of Mineral Property		$-	$-	$-
Interest Expense	1	11,167	3,604	7,563
Shares issued for services	7	272,000	-	272,000
Consulting	2	62,375	-	62,375
Legal	3	24,642	-	24,642
Filing Expenses	4	14,015	-	14,015
Conversion Benefit on Debt	5	12,580	-	12,580
Audit and Accounting		6,750	2,000	4,750
Communications Expenses:Transfer Agent Fees		3,457	-	3,457
Travel		2,000	-	2,000
Rent		1,500	-	1,500
Bank Charges		60	-	60
Gain on Accounts Payable	6	(96,819)	-	(96,819)
		$313,727	$5,604	$308,123

______________

1.	Interest expense-$11,162 in quarter ended January 31, 2016 ("Q2-16"), up $7,563 from Q1-15. The increase is due to increased debt undertaken by the company during the year.

2.	Consulting - $62,375 in Q2-15. The increase consulting is due to hiring Chris Valos and Ed Morrow ($4,500/mo) and consulting to help raise capital.

3.	Legal $24,643 in Q2-16 due to getting listed on QBX, getting property transferred.

4.	Filing Expenses - $14,015 in Q2-16 due to Listing fees $12,500 on QBX.

5.	Conversion Benefit on Debt - $12,580.33 in Q2-16 is the amortization of conversion benefit over term of loan.

6.	Gain on Debt Settlement- $96,819 in Q2-16. Purchase of Laguna convertible debt for $5,000 resulted in gain.

7.	Shares for service $272,000 – During Q2-16, 400,000 shares were issued to a director of the Company and $200,000 to a consultant to the Company. The market price of the shares at issue was $272,000.

Comparison of the Operating Results for the six months ended January 31, 2016 to January 31, 2015

		6 months ended
		January 31, 2016	January 31, 2015	Difference
Write down of Mineral Property	1	23,500,000	-	23,500,000
Loss on Conversion of debt	2	4,391,200	-	4,391,200
Shares for service	9	272,000	-	272,000
Interest Expense		15,619	7,207	8,412
Consulting	3	86,875	-	86,875
Legal	4	34,238	-	34,238
Filing Expenses	5	18,437	-	18,437
Conversion Benefit on Debt	6	12,580	-	12,580
Audit and Accounting	7	11,750	4,000	7,750
Transfer Agent Fees		4,497	-	4,497
Travel		2,000	-	2,000
Rent		1,500	-	1,500
Bank Charges		225	-	225
Gain on Accounts Payable	8	(96,819)	-	(96,819)
		28,254,102	11,207	28,242,895

____________

1.

Loss on Impairment of Mineral Properties -$23,500,000. The properties were acquired by issuing 23,500,000 shares. The market value at the time of issue was $1.00 per share resulting in a cost of $23,500,000. As the value of the property is unknown at this time, the Company has written off the cost of the property.

2.

Loss on Conversion of Debt - $4,391,200. $8,800 of convertible debt was converted to 8,800,000 shares. The market value at the time of the conversion was $0.52 per share resulting in a loss of conversion of $4,391,200.

3.	Consulting - $86,875. Consulting costs increased due to money raising activities.

4.	Legal $34,238 is due to getting listed on QBX, getting property transferred, reverse merger and name change.

5.	Filing Expenses - $18,437 due to Listing fees $12,500 on QBX..

6.	Conversion Benefit on Debt - $12,580.33 is the amortization of conversion benefit over term of loan.

7.	Audit and Accounting - $11,750 as compared to $5,000 prior year. Audit and accounting increase $6750 over the three-month period ended January 31, 2015. This increase is due to change of auditor.

8.	Gain on Debt Settlement- $96,819. Purchase of Laguna convertible debt for $5,000 resulted in gain.

9.	Shares for service $272,000 – During Q2-16, 400,000 shares were issued to a director of the Company and $200,000 to a consultant to the Company. The market price of the shares at issue was $272,000.

Balance Sheets

Total cash, as of January 31, 2016 was $17,007 and July 31, 2015 was $Nil. Our working capital deficiency as at January 31, 2016 was a $257,727 and as of July 31, 2015, $272,294.

Total stockholders' deficit as of January 31, 2016 was $257,727 and $272,294 as at July 31, 2015. Total shares outstanding as at January 31, 2016 was 33,125,525 and July 31, 2015 was 225,525.

Our mineral properties are the:

Big Monty Claims

We have entered into an earn-in agreement to earn a 100% interest in the Big Monty Claims.

The Big Monty Claims consist of the following 6 mining claims in Northern Ontario:

Mining Claim #	# of 16HA Claim Units	# of Hectares	# of Acres
4256641	16	256	633
4256642	16	256	633
4256644	6	96	237
4256645	9	144	356
4256646	11	176	435
4256647	12	192	475
	70	1,120	2,769

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

The Big Monty Claims are located approximately 6 miles east of the town of Matheson (2,410 population).

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

The balance of the $1,000,000 requisite expenditure will be made dependent on the success of Phases One and Two. There are no permanent facilities, plants, buildings or equipment on the Big Monty Claims.

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

Liquidity and Capital Resources

As of January 31, 2016 our total assets were $17,007 and our total liabilities were $274,734.

Not including the cost of completing the exploration phase of our Lucky Thirteen Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$15,500
Edgar filing fees	(ii)	6,000
Filing fees – Nevada; Securities of State	(ii)	375
Office and general expenses	(iv)	43,000
Estimated expenses for the next twelve months		64,875

Account payable as at January 31, 2016		88,194
Cash required for the next twelve months		$153,069

___________

(i)	Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

October 31, 2015	10-Q	1,500	1,500	3,000
January 31, 2015	10-Q	1,500	1,500	3,000
April 30, 2015	10-Q	1,500	1,500	3,000
July 31, 2015	10-K	3,000	3,500	6,500
Estimated total		$7,500	$8,000	$15,500

____________

(ii)	Edgar filing fees

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

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of January 31, 2016, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

In the future our common stock trading price might be volatile with wide fluctuations. Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

•	our variations in our operations results, either quarterly or annually;

•	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

•	the exploration results on the Big Monty Claims, and

•	other events which we have no control over.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of January 31, 2016 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of January 31, 2016 as a result of material weaknesses in internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis. Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley ("SOX") Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, being Christopher P Vallos. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

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

As of January 31, 2016, the management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Management concluded, during the quarter ended January 31, 2016, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls which management considers to be material weaknesses.

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

ITEM 4T. CONTROLS AND PROCEDURES

There were no changes in Gold Lake's internal controls over financial reporting during the six months' period ending January 31, 2016 that have materially affected, or are reasonably likely to material affect, Gold Lake's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which Gold Lakes is a party or to which the Flex Claim is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

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

We were incorporated in 2007, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to January 31, 2016, the date of our most recent unaudited financial statements, is $28,905,262. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

26

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

Any potential development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Because we are small and do not have much capital, we must limit our exploration activity unless and until we raise additional capital. Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors including, but not limited to:

•	Costs of bringing the property into production including exploration preparation of production feasibility studies, and construction of production facilities;

•	Availability and cost of financing;

•	Ongoing costs of production;

•	Market prices for the minerals to be produced;

•	Environmental compliance regulations and restraints; and

•	Political climate and/or governmental regulations and controls.

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

We have entered into Convertible Debentures Agreements with our creditors which could result in the issuance of 88,173,869additional shares. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. Further agreements could be entered into.

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

GOLD LAKES CORP.
(Registrant)

Date: March 21, 2016	By:	/s/ CHRISTOPHER VALLOS
Christopher Vallos
Chief Executive Officer Chief Financial Officer, President and Director

