Form 10-Q
period 2016-04-30
GOLD LAKES CORP.
filed 2016-06-17
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

June 15, 2016: 33,135,645 common shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of GOLD LAKES CORP.at April 30, 2016 (with comparative figures as at July 31, 2015) and the statement of operations for the three and nine months ended April 30, 2016 and 2015; and the statement of cash flows for the nine months ended April 30, 2016 and 2015 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended April 30, 2016 are not necessarily indicative of the results that can be expected for the year ending July 31, 2016.

GOLD LAKES CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	April 30, 2016	July 31, 2015
ASSETS
CURRENT ASSETS

Cash	$14,459	$-
Loan receivable	14,270	-
Deferred charges	49,226
Total Current Assets	77,955	-
LONG TERM ASSETS		-
Investment in mineral leases	50,501	-
TOTAL ASSETS	$128,456	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued interest	$105,660	$110,204
Due to related parties	17,500	24,590
Promissory Note Payable	21,500	21,500
Derivative liabilities	861,753	-
Convertible Notes Payable (net of unamortized discounts of $271,785 and $0 respectively)	48,715	116,000
Total Current Liabilities	1,055,128	272,294
LONG TERM LIABITIES
Convertible Notes Payable (net of unamortized discounts of $123,856 and $0 respectively)	73,644	-
Total long term liabilities	73,644	-
TOTAL LIABILITIES	1,128,772	272,294

STOCKHOLDERS' DEFICIT
Common stock 500,000,000 shares authorized, at $0.001 par value; 33,135,645 shares issued and outstanding as of April 30, 2016 (July 31, 2015 – 225,645 shares)	33,136	225
Capital in excess of par value	28,526,675	378,641
Accumulated Deficit	(29,560,127)	(651,160)

Total Stockholders' Deficiency	(1,000,316)	(272,294)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$128,456	$-

The accompanying notes are an integral part of these interim condensed financial statements.

GOLD LAKES CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended April 30, 2016	Three months ended April 30, 2015	Nine months ended April 30, 2016	Nine months ended April 30, 2015

REVENUES	$-	$-	$-	$-

EXPENSES
General and administrative	139,156	2,000	298,677	6,000
TOTAL EXPENSES	139,156	2,000	298,677	6,000
OTHER EXPENSES
Interest expense	54,178	3,613	69,797	10,820
Amortization of debt discount	109,779	-	122,359	-
Loss on revaluation of derivative liability	343,753	-	343,753	-
Shares for service	8,000	-	280,000	-
Loss (Gain) on debt settlement	-	-	(96,819)	-
Impairment loss on mineral claims	-	-	23,500,000	-
Loss on conversion of debt	-	-	4,391,200	-

NET LOSS	$(654,866)	$(5,613)	$(28,908,967)	$(16,820)

NET LOSS PER COMMON SHARE

Basic and Fully diluted	$(0.02)	$(0.02)	$(1.04)	$(0.07)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic	33,128,867	225,525	27,858,492	225,525
Fully Diluted	85,550,258	115,225,525	85,550,258	115,225,525

The accompanying notes are an integral part of these interim condensed financial statements.

GOLD LAKES CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended April 30, 2016	Nine months ended April 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,908,967)	$(16,820)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment loss on mineral claims	23,500,000	-
Loss on conversion of debt	4,391,000	-
Shares for services	280,000	-
Inferred interest on related party debt	945	-
Amortization of deferred charges	11,274	-
Amortization of debt discounts	122,359	-
Loss from valuation and revaluation of convertible debt	343,753
Gain on debt settlement	(96,819)	-
Change in related party accounts payable	17,500
Changes in accounts payable	25,076	16,820
Net cash (used in) operating activities	(313,679)	-
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in Loan Receivable	(14,271)	-
Investment in Mineral Leases	(50,501)	-
Net cash (used in) investing activities	(64,772)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances shareholder	(24,590)	-
Repayment of convertible debt	(60,500)
Cash from issue of convertible debt	478,000	-
Net cash (used in) provided by financing activities	392,910	-
Net (Decrease) Increase in Cash	14,459	-
Cash at Beginning of Period	-	-
CASH AT END OF PERIOD	$14,459	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCIAL ACTIVITIES
Shares issued for services	$280,000
Shares issued for debt	$4,400,000	$-
Shares issued for property	$23,500,000	$-
OTHER SUPPLEMENTAL DISCLOSURE
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these interim condensed financial statements

GOLD LAKES CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

April 30, 2016

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of April 30, 2016 and July 31, 2015, the Company has 80,287,932 and 115,225,525, respectively, of common stock equivalents outstanding, calculated using the if-converted method.

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

April 30, 2016

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

April 30, 2016

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

GOLD LAKES CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

April 30, 2016

3. LOAN RECEIVABLE

On March 11, 2014, the Company agreed to a Loan document whereby it would lend $25,000 at no interest to an unrelated third party. As of April 30, 2016, $14,270 had been advanced under this loan agreement.

4. MINERAL PROPERTIES

On August 28, 2015, (amended March 21, 2016) the Company entered into an Equity Participation and Earn-In Agreement (the "Agreement") with Flex Mining Ltd., a Delaware Corporation ("Flex"). Pursuant to the Agreement, the Company has the right to acquire 100% of Flex by incurring expenditures of $1 million over the next three years. The initial phase is expected to cost $67,500; and if successful in Phase 1, Phase 2 is budgeted at $186,000. The balance, of $746,500 will be spent subject to the success of Phase 2. In addition, the Company issued 23,500,000 shares of restricted common stock to Flex. Although the Agreement stipulates a deemed value of $0.05 per share, the transaction has been recorded at the market value at the date the shares were issued which was $1.00 per share, and the value of the Agreement was determined to be $23,500,000.

The Company has incurred expenditures of $50,501 renewing the mining claims and planning the exploration during the last quarter.

Management determined that there was an impairment of the investment in the amount of $23,500,000 was warranted due to firstly that, no exploration being conducted on the property to date; and secondly that, no mineral resource having been identified on the property to date.

The Mining Claims are known as the "Big Monty Property" and are located in the Frecheville and Stoughton Townships, Ontario, Larder Lake District. The Claims currently in Big Monty are:

Claim #	# of hectares	Claim Start Date	Claim Expiry Date

4282128	16	February 16, 2016	February 16, 2019
4282129	16	February 16, 2016	February 16, 2019
4282130	6	February 16, 2016	February 16, 2019
4282131	9	February 16, 2016	February 16, 2019
4282132	11	February 16, 2016	February 16, 2019
4282133	13	February 16, 2016	February 16, 2019
4282134	2	February 16, 2016	February 16, 2019
Total	73 hectares (180.4 acres)

GOLD LAKES CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

April 30, 2016

5. CONVERTIBLE NOTES PAYABLE

Issue Date	Expiry date	Amount of Loan	Interest rate	Unamortized Debt Discount	Net Carrying Amount

7/31/2012	7/31/2013	$40,000	10%	$-	$40,000
11/20/2015	11/20/2017	30,000	8%	16,721	13,279
12/21/2015	12/21/2017	50,000	8%	41,040	8,960
12/21/2015	12/21/2017	50,000	8%	41,040	8,960
1/21/2016	1/22/2017	35,500	12%	25,829	9,671
2/25/2016	2/25/2018	27,500	8%	25,055	2,445
3/11/2016	3/11/2017	285,000	8%	245,956	39,044
Total Loans		518,000		395,641	122,359
Less short term notes		(320,500)		(271,785)	(48,715)
Total long term		$197,500		$123,856	$73,644

On July 31, 2012, the Company converted $40,000 in accounts payable to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is currently in arrears and is due and payable on demand. The note is convertible into shares of the Company's common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company amortized the discount on the debt equal to the face value, in the amount of $40,000 for the year ended July 31, 2013. This discount was amortized to interest expense. During the period ended April 30, 2016, $8,800 of debt was converted into 8,800,000 shares of common stock. Given that the market price of the shares on the date of conversion was $0.50 per share or $4,400,000, there was a conversion benefit of the difference between $4,400,000 market value of debt when converted into common shares and the $8,800 book value of the debt. This difference of $4,391,200 has been expensed as a loss on conversion of debt during the current period.

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

GOLD LAKES CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

April 30, 2016

5. CONVERTIBLE NOTES PAYABLE (continued)

On October 16, 2015, the Company issued a $33,500 convertible promissory note. The note has an 10% per annum interest rate and a maturity date of October 16, 2016. Closing costs of $7,500 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $2,000 was recorded and is being amortized over the life of the loan. On March 14, 2016, the Company paid out the loan in full for $52,273. The conversion benefit recorded was reversed and the unamortized portion of the finder's fees and legal expenses deferred were expensed.

On October 16, 2015, the Company issued a $27,000 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of October 16, 2016. Closing costs of $4,500 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $11,250 has been recorded and is being amortized over the life of the loan. On March 14, 2016, the Company paid out the loan in full for $37,296. The conversion benefit recorded was reversed and the unamortized portion of the finder's fees and legal expenses deferred were expensed.

On November 20, 2015, the Company issued a $30,000 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of November 20, 2016. Closing costs of $3,500 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $30,000 has been recorded and is being amortized over the life of the loan. A derivative liability has been calculated using Black Sholes and is estimated to be $52,276 at April 30, 2016.

On December 21, 2015, the Company issued a $50,000 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of December 21, 2017. Closing costs of $5,000 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $50,000 has been recorded and is being amortized over the life of the loan. A derivative liability has been calculated using Black Sholes and is estimated to be $100,208 at April 30, 2016.

On December 21, 2015, the Company issued a $50,000 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of December 21, 2017. Closing costs of $5,000 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $50,000 has been recorded and is being amortized over the life of the loan. A derivative liability has been calculated using Black Sholes and is estimated to be $100,207 at April 30, 2016.

On January 22, 2016, the Company issued a $35,500 convertible promissory note. The note has an 12% per annum interest rate and a maturity date of January 22, 2017. Closing costs of $9,050 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $35,500 has been recorded and is being amortized over the life of the loan. A derivative liability has been calculated using Black Sholes and is estimated to be $61,860 at April 30, 2016.

GOLD LAKES CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

April 30, 2016

5. CONVERTIBLE NOTES PAYABLE (continued)

On February 25, 2016, the Company issued a $27,500 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of February 25, 2017. Closing costs of $9,050 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $27,500 has been recorded and is being amortized over the life of the loan. A derivative liability has been calculated using Black Sholes and is estimated to be $50,583 at April 30, 2016.

On March 14, 2016, the Company issued a $285,000 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of March 11, 2017. Closing costs of $35,000 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $285,000 has been recorded and is being amortized over the life of the loan. A derivative liability has been calculated using Black Sholes and is estimated to be $496,620 at April 30, 2016.

6. RELATED PARTY TRANSACTIONS

During the period, the Company has paid its officer consulting fees of $26,000 (2015 - $nil) and rent of $4,500 (2015 - $nil). On October 15, 2015, the Company remunerated the officer of the Company 400,000 shares of the Company's common stock. The price of the stock was $0.43 and a charge of $172,000 has been expensed as Shares for Service.

7. SHARES FOR SERVICE

On November 1, 2015, there was 200,000 shares issued to a consultant. At the issue date, the fair market value of the shares was $0.50 and a charge of $100,000 has been expensed as Shares for Service.

On April 1, 2016, there was 10,000 shares issued to a consultant for services. At the issue date, the fair market value of the shares was $0.80 and a charge of $8,000 has been expensed.

8. NOTE PAYABLE

The Company has received $17,500 under a promissory note agreement with a third party in July 2012. An additional $4,000 was received under this Note in 2014. Interest and principal were due on September 15, 2012. The Company is currently in default on this Note. Per the note agreement, interest of $11,768 was accrued through April 30, 2016 and has been disclosed on the balance sheets as accounts payable and accrued interest.

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

We estimate we will require $170,535 in cash over the next twelve months. For a detailed breakdown refer to "Liquidity and Capital Reserves". In addition, cash will be required to cover the phase one cost of completing the exploration work for the Big Monty Claims during that period is estimated at $67,500; and, if required the phase two costs estimated at $186,000.

 Comparison of the Operating Results for the three months ended April 30, 2016 to April 30, 2015

	3 months ended
	April 30, 2016	April 30, 2015	Difference

Shares for services	8,000	-	8,000	10,000 shares were issued to a consultant to the Company. The market price of the shares at issue was $8,000.
Amortization of debt discount	109,779	-	109,779	Amortization of discount on convertible debentures
Loss on revaluation of derivative liabilities	343,753		343,753	Change in valuation of derivatives
Interest Expense	54,178	3,613	50,565	Reflects interest on convertible debt and amortization of deferred charges, and buy out of existing convertible debt
Consulting	54,100	-	54,100	Consulting costs increased due to money raising activities.
Legal	61,259	-	61,259	Legal increased due to money raising activities.
Filing expenses	6,285	-	6,285	Filing increased due to money raising activities.
Audit and Accounting	11,000	2,000	9,000
Transfer Agent	1,520	-	1,520
Rent	3,000	-	3,000
Other	2,352	-	2,352
	654,866	5,613	649,253

Comparison of the Operating Results for the nine months ended April 30, 2016 to April 30, 2015

	9 months ended
	April 30, 2016	April 30, 2015	Difference	Explanation

Write down of Mineral Property	23,500,000	-	23,500,000

The properties were acquired by issuing 23,500,000 shares. The market value at the time of issue was $1.00 per share resulting in a cost of $23,500,000. As the value of the property is unknown at this time, the Company has written off the cost of the property.

Loss on conversion of debt	4,391,200	-	4,391,200	$8,800 of convertible debt was converted to 8,800,000 shares. The market value at the time of the conversion was $0.52 per share resulting in a loss of conversion of $4,391,200.
Shares for services	280,000	-	280,000	400,000 shares were issued to a director of the Company, 210,000 shares to consultants to the Company. The market price of the shares at issue was $280,000.
Amortization of debt discount	122,359	-	122,359	Amortization of discount on convertible debentures
Loss on revaluation of derivative liabilities	343,753		343,753	Change in valuation of derivatives
Interest Expense	69,797	10,820	58,977	Reflects interest on convertible debt and amortization of deferred charges, and buy out of existing convertible debt
Consulting	140,975	-	140,975	Consulting costs increased due to money raising activities.
Legal	95,497	-	95,497	due to getting listed on QBX, getting property transferred, reverse merger and name change.
Filing expenses	24,722	-	24,722	due to Listing fees $12,500 on QBX.
Audit and Accounting	22,750	6,000	16,750	Due to increased activity
Transfer Agent	6,017	-	6,017
Travel	2,000	-	2,000
Rent	4,500	-	4,500
Other	2,216	-	2,216
Gain on Accounts Payable	(96,819)	-	(96,819)	Purchase of Laguna convertible debt for $5,000 resulted in gain
	28,908,967	16,820	28,892,147

Balance Sheets

Total cash, as of April 30, 2016 was $14,459 and July 31, 2015 was $Nil. Our working capital deficiency as at April 30, 2016 was $977,173 and as of July 31, 2015, $272,294.

Total stockholders' deficit as of April 30, 2016 was $1,000,316 and $272,294 as at July 31, 2015. Total shares outstanding as at April 30, 2016 was 33,135,645 and July 31, 2015 was 225,525.

Our mineral properties are the:

Big Monty Claims

We have entered into an earn-in agreement to earn a 100% interest in the Big Monty Claims.

The Big Monty Claims consist of the following 6 mining claims in Northern Ontario:

Claim #	# of Hectares	# of Acres
4282128	16	40
4282129	16	40
4282130	6	15
4282131	9	22
4282132	11	26
4282133	13	32
4282134	2	5
	73	180

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

Liquidity and Capital Resources

As of April 30, 2016 our total assets were $79,230 and our total liabilities were $440,226.

Not including the cost of completing the exploration phase of our Lucky Thirteen Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$15,500
Edgar filing fees	(ii)	6,000
Filing fees – Nevada; Securities of State	(ii)	375
Office and general expenses	(iv)	43,000
Estimated expenses for the next twelve months		64,875
Account payable as at April 30, 2016		105,660
Cash required for the next twelve months		$170,535

(i)	Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

October 31, 2015	10-Q	1,500	1,500	3,000
April 30, 2015	10-Q	1,500	1,500	3,000
April 30, 2015	10-Q	1,500	1,500	3,000
July 31, 2015	10-K	3,000	3,500	6,500
Estimated total		$7,500	$8,000	$15,500

(ii)	Edgar filing fees

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

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of April 30, 2016, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of April 30, 2016 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of April 30, 2016 as a result of material weaknesses in internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis. Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley ("SOX") Section 404 A which accomplishes the following:

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

As of April 30, 2016, the management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Management concluded, during the quarter ended April 30, 2016, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls which management considers to be material weaknesses.

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

There were no changes in Gold Lake's internal controls over financial reporting during the nine months' period ending April 30, 2016 that have materially affected, or are reasonably likely to material affect, Gold Lake's internal control over financial reporting.

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

We were incorporated in 2007, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to April 30, 2016, the date of our most recent unaudited financial statements, is $29,560,127. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

We have entered into Convertible Debentures Agreements with our creditors which could result in the issuance of 80,287,932additional shares. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. Further agreements could be entered into.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have issued 610,000 shares of common stock to officers and consultants to the Company since July 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

No items have been brought to the attention of management.

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

GOLD LAKES CORP.
(Registrant)

Date: June 15, 2016	By:	/s/ Christopher Vallos
Christopher Vallos
Chief Executive Officer Chief Financial Officer, President and Director

