Form 10-Q/A
period 2016-04-30
GOLD LAKES CORP.
filed 2016-08-11
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission File Number: 000-52814

GOLD LAKES CORP.
(Exact name of registrant as specified in its charter)

Nevada	74-3207964
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3401 Enterprise Parkway, Suite 340, Beachwood, OH	44122
(Address of principal executive offices)	(Zip Code)

216-916-9303
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

As of July 8, 2016, the registrant had 33,135,645 shares of common stock outstanding.

GOLD LAKES CORP.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking statements." Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believe," "estimate," "intend," "plan" "expect," "may," "will," "should," "predict," "anticipate," "continue," "project" or "potential," or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Quarterly Report.

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management's beliefs, assumptions and expectations, which are based upon their experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Unless otherwise specified or required by context, as used in this Quarterly Report, the terms "we," "our," "us" and the "Company" refer to Gold Lakes Corp. The term "fiscal year" refers to our fiscal year ending July 31.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

2

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of GOLD LAKES CORP. as of April 30, 2016 (with comparative figures as of July 31, 2015), the statements of operations for the three and nine months ended April 30, 2016 and 2015, and the statements of cash flows for the nine months ended April 30, 2016 and 2015 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended April 30, 2016 are not necessarily indicative of the results that can be expected for the year ending July 31, 2016.

CONDENSED BALANCE SHEETS
(Unaudited)

	April 30, 2016	July 31, 2015
ASSETS
CURRENT ASSETS

Cash	$14,459	$-
Loan receivable	14,270	-
Deferred charges	49,226
Total Current Assets	77,955	-
LONG TERM ASSETS		-
Investment in mineral leases	50,501	-
TOTAL ASSETS	$128,456	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued interest	$105,660	$110,204
Due to related parties	17,500	24,590
Promissory Note Payable	21,500	21,500
Derivative liabilities	861,753	-
Convertible Notes Payable (net of unamortized discounts of $271,785 and $0 respectively)	48,715	116,000
Total Current Liabilities	1,055,128	272,294
LONG TERM LIABITIES
Convertible Notes Payable (net of unamortized discounts of $123,856 and $0 respectively)	73,644	-
Total long term liabilities	76,644	-
TOTAL LIABILITIES	1,128,772	272,294

STOCKHOLDERS' DEFICIT
Common stock
500,000,000 shares authorized, at $0.001 par value;
33,135,645 shares issued and outstanding as of April 30, 2016 (July 31, 2015 – 225,525 shares)	33,136	225
Capital in excess of par value	28,526,675	378,641
Accumulated Deficit	(29,560,127)	(651,160)

Total Stockholders' Deficiency	(1,000,316)	(272,294)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$128,456	$-

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

GOLD LAKES CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended April 30, 2016	Nine months ended April 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,908,967)	$(16,820)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment loss on mineral claims	23,500,000	-
Loss on conversion of debt	4,391,200	-
Shares for services	280,000	-
Inferred interest on related party debt	945	-
Amortization of deferred charges	10,474	-
Amortization of debt discounts	122,359	-
Loss from valuation and revaluation of convertible debt	343,753
Deferred charges incurred on debt	(37,500)
Increase in derivative liability	198,500
Gain on debt settlement	(96,819)	-
Change in related party accounts payable	17,500
Changes in accounts payable	24,476	16,820
Net cash (used in) operating activities	(153,479)	-
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in Loan Receivable	(14,271)	-
Investment in Mineral Leases	(50,501)	-
Net cash (used in) investing activities	(64,772)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances shareholder	(24,590)	-
Repayment of convertible debt	(55,200)
Cash from issue of convertible debt	312,500	-
Net cash (used in) provided by financing activities	232,710	-
Net (Decrease) Increase in Cash	14,459	-
Cash at Beginning of Period	-	-
CASH AT END OF PERIOD	$14,459	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCIAL ACTIVITIES
Shares issued for services	$280,000	$-
Shares issued for debt	$4,400,000	$-
Shares issued for property	$23,500,000	$-
OTHER SUPPLEMENTAL DISCLOSURE
Taxes paid	$-	$-
Interest paid	$-	$-

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of April 30, 2016 and December 31, 2015, the Company has 80,287,932 and 115,225,525, respectively, of common stock equivalents outstanding, calculated using the if-converted method.

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

GOLD LAKES CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

April 30, 2016

3. LOAN RECEIVABLE

On March 11, 2014, the Company agreed to a Loan document whereby it would lend $25,000 at no interest to an unrelated third party. As of April 30, 2016, $14,271 had been advanced under this loan agreement.

4. MINERAL PROPERTIES

On August 28, 2015, (amended March 21, 2016) the Company entered into an Equity Participation and Earn-In Agreement (the "Agreement") with Flex Mining Ltd., a Delaware Corporation ("Flex"). Pursuant to the Agreement, the Company has the right to acquire 100% of Flex by incurring expenditures of $1 million over the next three years. The initial phase is expected to cost $67,500; and if successful in Phase 1, Phase 2 is budgeted at$310,400. The balance, of  $622,100 will be spent subject to the success of Phase 2. In addition, the Company issued 23,500,000 shares of restricted common stock to Flex. Although the Agreement stipulates a deemed value of $0.05 per share, the transaction has been recorded at the market value at the date the shares were issued which was $1.00 per share, and the value of the Agreement was determined to be $23,500,000.

The Company has incurred expenditures of $50,500 renewing the mining claims and planning the exploration during the last quarter.

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

6. RELATED PARTY TRANSACTIONS

During the period, the Company has paid its officer consulting fees of $5,000 (2015 - $nil) and rent of $3,000 (2015 - $nil). On October 15, 2015, the Company remunerated the officer of the Company 400,000 shares of the Company's common stock. The price of the stock was $0.43 and a charge of $172,000 has been expensed as Shares for Service.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were incorporated on January 18, 2007 in the State of Nevada under the name Siga Resources Inc. On October 23, 2013, we changed our name to TNX Maverick Corp. On August 24, 2015, we changed our name to Gold Lakes Corp. and effected a 1-for-200 reverse stock split of our outstanding shares of common stock. We do not have any subsidiaries or affiliated companies. As of April 30, 2016 we had 33,135,645 shares of common stock issued and outstanding. We are authorized to issue 500,000,000 shares of common stock, par value $0.001 per share. We have no other class of stock.

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

To become profitable and competitive, we must commence our exploration of the Big Monty Claims or resurrect our ownership interest in the Lucky Thirteen Claim by making the requisite payments under our agreement with Peter Osha. Otherwise, we must find alternative mining claims. We must obtain financing to provide the capital required to implement our phased exploration program. We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. This is because we have not generated any revenues to date, and no revenues are anticipated until we begin developing, removing and selling minerals. Accordingly, we must raise capital from other sources. Our only other source for cash at this time is investments by others in the Company.

To meet our need for cash we must raise additional capital. We will attempt to raise additional money through a private placement, public offering, or through loans. Our continued operations may involve many years of exploration, and will require expenditure of substantial amounts of money. If we cannot raise enough capital to fund our continued operations, we may need to abandon our planned exploration activities and cease operations altogether.

We estimate we will require $214,535 in cash over the next twelve months. For a detailed breakdown refer to "Liquidity and Capital Resources" section below. Additional cash will be required to cover the cost of completing the exploration work for the Big Monty Claims. Phase One of the exploration work is estimated to cost $67,500, and Phase Two is estimated to cost approximately $310,400.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three and nine month periods ended April 30, 2016 and April 30, 2015. We have not generated any operating revenues since inception.

Results of Operations for the Three-Month Periods ended April 30, 2016 and April 30, 2015

We generated no revenue for the three months ended April 30, 2016, and no revenue for the three months ended April 30, 2015. Our operating expenses were $654,866 for the three months ended April 30, 2016, compared to $5,613 for the three months ended April 30, 2015. We had a net loss of $654,866 for the three months ended April 30, 2016, compared to a net loss of $5,613 for the three months ended April 30, 2015. The significant increase in net loss during the three months ended April 30, 2016 was due to an increase in expenses, loss on revaluation of derivative liabilities, amortization of discount on convertible debentures, and the issuance of shares for services. The following table reflects our operating expenses incurred during the three month periods ended April 30, 2016 and April 30, 2015.

	3 Months Ended
	April 30, 2016	April 30, 2015	Difference	Explanation
Shares for services	8,000	-	8,000	10,000 shares were issued to a consultant to the Company. The market price of the shares at issue was $8,000.
Amortization of debt discount	109,779	-	109,779	Amortization of discount on convertible debentures.
Loss on revaluation of derivative liabilities	343,753		343,753	Change in valuation of derivatives.
Interest Expense	54,178	3,613	50,565	Reflects interest on convertible debt and amortization of deferred charges, and buy out of existing convertible debt.
Consulting	54,100	-	54,100	Consulting costs increased due to money raising activities.
Legal	61,259	-	61,259	Legal expenses increased due to money raising activities.
Filing expenses	6,285	-	6,285	Filing expenses increased due to money raising activities.
Audit and Accounting	11,000	2,000	9,000	Audit and Accounting expenses increased due to increased activity and money raising activities.
Transfer Agent	1,520	-	1,520
Rent	3,000	-	3,000
Other	2,352	-	2,352
	654,866	5,613	649,253

Results of Operations for the Nine-Month Periods ended April 30, 2016 and April 30, 2015

We generated no revenue for the nine months ended April 30, 2016, and no revenue for the nine months ended April 30, 2015. Our operating expenses were $28,908,967 for the nine months ended April 30, 2016, compared to $16,820 for the nine months ended April 30, 2015. We had a net loss of $28,908,967 for the nine months ended April 30, 2016, compared to a net loss of $16,820 for the nine months ended April 30, 2015. The significant increase in net loss during the nine months ended April 30, 2016 was due primarily to a write down of our mineral properties (relating to the issuance of shares in exchange for the acquisition of the Big Monty Claims), as well as increased expenses, loss on conversion of debt, amortization of discount on convertible debentures, and the issuance of shares for services.. The following table reflects our operating expenses incurred during the nine month periods ended April 30, 2016 and April 30, 2015.

	9 Months Ended
	April 30, 2016	April 30, 2015	Difference	Explanation
Write down of Mineral Property	23,500,000	-	23,500,000

The properties were acquired by issuing 23,500,000 shares. The market value at the time of issue was $1.00 per share resulting in a cost of $23,500,000. As the value of the property is unknown at this time, the Company has written off the cost of the property.

Loss on conversion of debt	4,391,200	-	4,391,200	$8,800 of convertible debt was converted to 8,800,000 shares. The market value at the time of the conversion was $0.52 per share, resulting in a loss of conversion of $4,391,200.
Shares for services	280,000	-	280,000	400,000 shares were issued to a director of the Company, and 210,000 shares were issued to consultants of the Company. The market price of the shares at issue was $280,000.
Amortization of debt discount	122,359	-	122,359	Amortization of discount on convertible debentures.
Loss on revaluation of derivative liabilities	343,753		343,753	Change in valuation of derivatives.
Interest Expense	69,797	10,820	58,977	Reflects interest on convertible debt and amortization of deferred charges, and buy out of existing convertible debt.
Consulting	140,975	-	140,975	Consulting costs increased due to money raising activities.
Legal	95,497	-	95,497	Legal expenses increased due to getting listed on QBX, getting property transferred, and effecting our reverse merger and name change.
Filing expenses	24,722	-	24,722	Filing expenses increased due to QBX listing fees of $12,500.
Audit and Accounting	22,750	6,000	16,750	Audit and Accounting expenses increased due to increased activity and money raising activities.
Transfer Agent	6,017	-	6,017
Travel	2,000	-	2,000
Rent	4,500	-	4,500
Other	2,216	-	2,216
Gain on Accounts Payable	(96,819)	-	(96,819)	Purchase of outstanding Laguna convertible debt for $5,000 resulted in a gain on Accounts Payable.
	28,908,967	16,820	28,892,147

We anticipate that our operating expenses will increase as we further implement our business plan and mineral exploration activities. Such increase in expenses will be attributable to the costs of raising additional capital, implementing our exploration program, and continuing as a public reporting company.

Liquidity and Capital Resources

Balance Sheets

As of April 30, 2016, our total assets were $128,456, in comparison to $0 as of July 31, 2015. Total cash, as of April 30, 2016, was $14,459, in comparison to $0 in cash as of July 31, 2015. Our total liabilities were $1,128,772 as of April 30, 2016, in comparison to $272,294 as of July 31, 2015. The increase in assets was due to increased cash on hand and investments in mineral properties. The increase in liabilities was due to derivative liabilities of convertible debentures.

Total stockholders' deficit as of April 30, 2016 was $1,000,316, in comparison to $272,294 as of July 31, 2015. We had 33,135,645 total shares outstanding as of April 30, 2016, in comparison to 225,525 shares outstanding as of July 31, 2015.

Estimated Expenses

We anticipate that our operating expenses will increase as we further implement our business plan and mineral exploration activities. Such increase in expenses will be attributable to the costs of raising additional capital, implementing our exploration program, and continuing as a publicly reporting company.

Our estimated expenses for completion of our exploration program on the Big Monty Claims total approximately $377,900, which includes the estimated expenses for Phase One and Phase Two of our exploration program. Phase One will primarily involve mapping and sampling activities to develop the basic information needed to apply for a formal exploration permit and work plan. Phase Two will involve more extensive exploration, including pitting, trenching, possible additional ground based geophysical surveys, and drilling, which will ultimately lead to the discovery phase. Our Phase Two activities could take up to one year to complete, and the costs of Phase Two may increase if our exploration activities are successful and we decide to extend the length of Phase Two.

The balance of our $1,000,000 requisite expenditures on the Big Monty Claims under our Flex Agreement with Flex Mining Ltd. will be made dependent on the success of Phases One and Two. There are currently no permanent facilities, plants, buildings or equipment on the Big Monty Claims.

We intend to complete the exploration work on the Big Monty Claims. No exact date has been determined for the commencement of exploration work on the Big Monty Claims, although we plan to begin Phase One exploration work in August 2016.

Not including the cost of completing the exploration phase of our Big Monty project, our non-elective expenses over the next twelve months are expected to be as follows:

Expense	Reference	Estimated Amount

Accounting and audit	(i)	$15,500
Edgar filing fees	(ii)	6,000
Filing fees – Nevada; Securities of State	(iii)	375
Office and general expenses	(iv)	43,000
Flex Mining	(v)	9,000
Himmil Attorney Fees	(vi)	35,000
Estimated expenses for the next twelve months		108,875
Account payable as of April 30, 2016		105,660
Cash required for the next twelve months		$214,535

____________

(i)	Accounting and Audit. We will have to continue to prepare financial statements for submission with the various 10-K and 10-Q reports as follows:

Period	Form	Accountant	Auditor	Amount

July 31, 2016	10-K	3,000	3,500	6,500
October 31, 2016	10-Q	1,500	1,500	3,000
January 31, 2017	10-Q	1,500	1,500	3,000
April 30, 2017	10-Q	1,500	1,500	3,000
Estimated total		$7,500	$8,000	$15,500

______________

(ii)

Edgar Filing Fees. We will be required to file the annual Form 10-K, estimated at $250, and the three Form 10-Qs, estimated at $250 each, for a total cost of $1,000. Additional Form 8-K filings should cost an additional $1,000. The costs of converting our filings to XBRL is estimated to be $4,000.

(iii)	Filing Fees in Nevada. To maintain the status of the Company in good standing in the State of Nevada, an annual fee of approximately $375 must be paid to the Secretary of State.

(iv)

Office and General. We have estimated a cost of approximately $25,000 for photocopying, printing, fax and delivery, travel, transfer agent and entertainment. Director Fees total $1,500 per month or $18,000. Total Office and General is estimated to be $43,000.

(v)

Pursuant to our Flex Agreement and the Flex Addendum, we were required to pay $15,000 to Flex within 180 days following the Effective Date of the Flex Addendum. To date, we have paid $6,000 to Flex. The amount noted above represents the outstanding amount owed to Flex pursuant to the Flex Addendum.

(vi)

Pursuant to our Securities Purchase Agreement with Himmil, we agreed to pay up to $35,000 in reasonable attorney's fees and expenses incurred by Himmil in connection with the Securities Purchase Agreement.

Recent Acquisitions and Financing Arrangements

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity, and ultimately to generate future profitable operations or income from investments. As of April 30, 2016, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. The following summarizes our financing transactions and activity during the period ended April 30, 2016.

On August 28, 2015, we entered into an agreement with Flex Mining Ltd., pursuant to which we issued 23,500,000 (pre-split) shares of restricted common stock to Flex (the "Flex Agreement"). Under the terms of the Flex Agreement, we became eligible to earn 100% of the issued and outstanding shares of Flex by investing $1,000,000 in property expenditures on Flex's properties over the next three years. On March 21, 2016, we entered into the Flex Addendum with Flex, which transformed our arrangement from an equity earn-in agreement to an asset acquisition. Under the Flex Addendum, we acquired substantially all of Flex's assets, including the Big Monty Claims in Northern Ontario, Canada, in part exchange for our continued commitment to incur $1 million in required expenditures over the next three years on the Big Monty Claims. If we fail to incur the required expenditures under the Flex Addendum, Flex will have the option to repurchase the assets from us at a price to be mutually agreed upon by the parties.

On February 25, 2016, we issued a $27,500 convertible promissory note to an accredited institutional investor. The note has an eight percent (8%) per annum interest rate and a maturity date of February 25, 2017. Closing costs of $9,050 are being amortized over the life of the loan. The note is convertible into shares of our common stock at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. The amount owing under this note will be paid off upon the closing and issuance of the Additional Convertible Note pursuant to our Securities Purchase Agreement (the "Purchase Agreement") with Himmil Investments Ltd. ("Himmil").

Our current operational focus is to conduct exploration activities on the Big Monty Claims and to complete the terms of the Flex Addendum and Flex Agreement. In order to finance our planned exploration activities, we entered into the Purchase Agreement with Himmil on March 14, 2016. The Purchase Agreement is more particularly described in our Registration Statement on Form S-1, as amended, originally filed with the SEC on April 11, 2016. Pursuant to the terms of the Purchase Agreement, we issued an initial senior convertible note in the principal amount of $535,000 (subject to reduction), along with warrants to purchase up to 521,875 (pre-split) shares of our common stock, for a purchase price of $285,000. $250,000 of the outstanding principal amount of the note (together with any accrued and unpaid interest related thereto) will be automatically extinguished if this Registration Statement is declared effective by the SEC on or prior to the Effectiveness Deadline (as defined in our Registration Rights Agreement with Himmil) and no event of default has occurred. Additionally, upon the effectiveness of this Registration Statement, we may require Himmil to purchase an additional convertible note in the principal amount of $300,000 for a purchase price of $300,000. The proceeds from the sale of the convertible notes to Himmil will be used to fund our planned exploration activities, repay other outstanding promissory notes and for general corporate and working capital purposes.

Our cash requirements are significant due to planned exploration activities and anticipated future development activities. While obtaining $585,000 through our financings with Himmil will provide us with enough cash to execute our business strategy over the next twelve months, there are no assurances that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Our ability to make scheduled payments on our debts as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default, which could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to sell or liquidate assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity, and we may not be able to repay our debt.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations, including our discussion on liquidity and capital resources, is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates. On an ongoing basis, management re-evaluates its estimates and judgments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of April 30, 2016 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended April 30, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

•	The Company has limited segregation of duties, which means we have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

•	The Company does not have a written internal control procedures manual outlining the duties and reporting requirements of the directors, officers and any employees to be hired in the future.

•	We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls.

•	We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting.

Our management believes the weaknesses identified above have not had any effect on the financial results of the Company. We will endeavor to correct the above noted weaknesses in internal control once we have adequate funds to do so. The future addition of other Board Members and staff will help us to address the segregation of duties issue, and establishing a written policy manual outlining the duties of each of the Company's officers and staff members will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and its internal controls over financial reporting on an ongoing basis. Our management is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarterly period ending April 30, 2016 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 25, 2016, the Company issued a $27,500 convertible promissory note to an accredited institutional investor. The note has an eight percent (8%) per annum interest rate and a maturity date of February 25, 2017. Closing costs of $9,050 are being amortized over the life of the loan. The note is convertible into shares of our common stock at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. The amount owing under this note will be paid off upon the closing and issuance of the Additional Convertible Note. This note was issued to an "accredited investor", as defined by Rule 501 of Regulation D promulgated under the Securities Act. The issuance of the note was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

On April 1, 2016, the Company issued 10,000 restricted shares of common stock to Motion Communications, Inc. as compensation for website development services provided to the Company. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are included as part of this report on Form 10-Q by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended (filed as an exhibit to our Registration Statement on Form S-1, as filed with the SEC on April 11, 2016, and incorporated by reference herein).
3.2	By-laws (filed as an exhibit to our Registration Statement on Form SB-2, as filed with the SEC on September 5, 2007, and incorporated by reference herein).
4.1	Stock Specimen (filed as an exhibit to our Registration Statement on Form SB-2, as filed with the SEC on September 5, 2007, and incorporated by reference herein).
4.2

Form of Senior Convertible Note issued by Gold Lakes Corp. to Himmil Investments Ltd. on March 14, 2016 (filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on March 15, 2016, and incorporated by reference herein).

4.3

Form of Warrant issued by Gold Lakes Corp. to Himmil Investments Ltd. on March 14, 2016 (filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on March 15, 2016, and incorporated by reference herein).

10.1

Securities Purchase Agreement dated March 14, 2016, by and between Gold Lakes Corp. and Himmil Investments Ltd. (filed as an exhibit to our Registration Statement on Form S-1, as filed with the SEC on April 11, 2016, and incorporated by reference herein).

10.2

Registration Rights Agreement dated March 14, 2016, by and between Gold Lakes Corp. and Himmil Investments Ltd. (filed as an exhibit to our Registration Statement on Form S-1, as filed with the SEC on April 11, 2016, and incorporated by reference herein).

10.3

Addendum to Equity Participation and Earn-In Agreement dated March 21, 2016, by and between Gold Lakes Corp. and Flex Mining Ltd. (filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on March 22, 2016, and incorporated by reference herein).

31.1*

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.

________________

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD LAKES CORP.
(Registrant)

Date: August 11, 2016	By:	/s/ Christopher Vallos
Christopher Vallos
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Controller (Principal Accounting Officer) and Director

