Form 10-K/A
period 2015-07-31
GOLD LAKES CORP.
filed 2016-11-04
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No 1)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

November 12, 2015: 32,525,525 common shares

EXPLANATORY NOTE

Gold Lakes Corp. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended July 31, 201 5 (the “Form 10-K”) to comply with comments received from the Securities and Exchange Commission regarding statements made in the S-1 Registration Statement submitted April 11, 2016

N o revisions are being made to the Company’s financial statements pursuant to this Amendment. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

2

PART 1

ITEM 1. BUSINESS

History and Organization

Gold Lakes Corp., formerly known as TNX Maverick Corp.,(“Gold Lakes”, the “company” or “we”) was incorporated in the State of Nevada on January 18, 2007, and established a fiscal year end of July 31. We do not have any subsidiaries or affiliated companies. On August 28, 2015, we entered into an Equity Participation and Earn-In Agreement (the "Flex Agreement") with Flex Mining Ltd., a Delaware corporation ("Flex"), pursuant to which we issued 23,500,000 (pre-split) shares of restricted common stock to Flex. Under the terms of the Flex Agreement, we became eligible to earn 100% of the issued and outstanding shares of Flex by investing $1,000,000 in property expenditures on Flex's properties over the next three years. Flex owns 100% of six mining claims, named the Big Monty Claims, in the historic Abitibi Greenstone Belt in Northern Ontario, Canada. We plan to conduct exploration activities on the Big Monty Claims.

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on gold mineralization on our properties located in Ontario, Canada. We intend to conduct exploration and development programs on our recently acquired properties as described above.

We previously had two projects: one called the Valolo Claim in the Philippines, and the other being a joint venture project on the Lucky Thirteen Claim in Hope, British Columbia. The Valolo Claim in the Philippines has expired, and we lost our interest in the Lucky Thirteen Claim due to default on payments required to maintain ownership in the Lucky Thirteen Claim.

Since we are an exploration stage company, there is no assurance that a commercially viable mineral reserve exists on any of our current or future properties. To date, we do not know if an economically viable mineral reserve exists on our property and there is no assurance that we will discover one. Even if we do eventually discover a mineral reserve on our property, there can be no assurance that we will be able to develop our property into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

Our current operational focus is to conduct exploration activities on the Big Monty Claims, and to complete the terms of the Flex Agreement. For a description of our Big Monty Claims project, please see the section entitled ITEM 2. PROPERTIES.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, together with all of the other information included in our public filings, before making an investment decision with regard to our securities. The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, environmental permitting difficulties and delays, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of commercially viable mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claims. If this happens, our business will likely fail.

Because of the speculative nature of exploration of mineral properties, we may never discover a commercially exploitable quantity of minerals, our business may fail, and investors may lose their entire investment.

We have been conducting, and plan to conduct, mineral exploration activities on our mineral properties. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that commercially exploitable reserves of minerals exist on our property. Additional potential problems that may prevent us from discovering any reserves of minerals on our property include, but are not limited to, unanticipated problems relating to exploration, environmental permitting difficulties and delays, and additional costs and expenses that may exceed current estimates. If we are unable to establish the presence of commercially exploitable reserves of minerals on our properties, our ability to fund future exploration activities will be impeded, we will not be able to operate profitably, and investors may lose all of their investment in our company.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could materially and adversely affect our operations.

Exploration for minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to the stage of producing mines. Our current exploration efforts are, and any future development or mining operations we may elect to conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, including, but not limited to:

•	Economically insufficient mineralized material;
•	Fluctuations in production costs that may make mining uneconomical;
•	Labor disputes;
•	Unanticipated variations in grade and other geologic problems;
•	Environmental hazards;
•	Water conditions;
•	Troublesome surface or underground conditions;
•	Industrial accidents;
•	Metallurgical and other processing problems;
•	Mechanical and equipment performance problems;
•	Failure of pit walls or dams;
•	Unusual or unexpected rock formations;
•	Personal injury, fire, flooding, cave-ins, and landslides; and
•	Decrease in reserves due to a lower gold price.

Any of these risks can materially and adversely affect, among other things, the development of mineral properties, production quantities and rates, costs and expenditures, and production commencement dates. We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses proportionate to amounts spent, which may not be recoverable.

The potential profitability of mineral ventures depends in part upon factors beyond the control of our company, and even if we discover and exploit mineral deposits, we may never become commercially viable and we may be forced to cease operations.

The commercial feasibility of mineral properties is dependent upon many factors beyond our control, including the existence and size of mineral deposits in the properties we explore, the proximity and capacity of processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production, and environmental regulation. These factors cannot be accurately predicted and any one or more of these factors may result in our company not receiving an adequate return on invested capital. These factors may have material and negative effects on our financial performance and our ability to continue operations.

Because mineral exploration and development activities involve inherent risks, we may be exposed to environmental liabilities, which may result in a financial loss to our shareholders.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, our mineral properties do not have a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides, and the inability to obtain suitable or adequate machinery, equipment or labor are inherent risks involved in extraction operations and exploration programs. Without liability insurance, we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. Previous mining exploration activities may have caused environmental damage to our mineral properties. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators. If our mineral properties are found to have commercial quantities of ore, we may be subject to additional risks involved with future development and production activities.

Mineralized material is based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated .

Unless otherwise indicated, mineralized material presented in our filings with securities regulatory authorities, including the SEC, press releases, and other public statements that may be made from time to time, are based upon estimates made by our consultants. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material on our properties. Until mineralized material is actually mined and processed, it must be considered an estimate only. These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that these mineralized material estimates will be accurate or that this mineralized material can be mined or processed profitably. Any material changes in estimates of mineralized material will affect the economic viability of placing a property into production and such property's return on capital. There can be no assurance that minerals recovered in small scale tests will be recovered at production scale. The mineralized material estimates have been determined and valued based on assumed future prices, cut-off grades, and operating costs that may prove inaccurate. Extended declines in market prices for gold and other precious metals may render portions of our mineralized material uneconomical, which may adversely affect the commercial viability of one or more of our properties and could have a material adverse effect on our results of operations or financial condition.

The construction of mines is subject to all of the risks inherent in construction.

These risks include potential delays, cost overruns, shortages of material or labor, construction defects, and injuries to persons and property. While we anticipate taking all measures which we deem reasonable and prudent in connection with any future construction, there is no assurance that the risks described above will not cause delays or cost overruns in connection with such construction. Any delay would postpone our anticipated receipt of revenue and adversely affect our operations. Cost overruns would likely require us to obtain additional capital in order to commence production. Any of these occurrences may adversely affect our ability to generate revenues and the price of our stock.

Mineral exploration and development activities are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our company.

Mineral exploration and development activities are subject to various laws, regulations and policies governing prospecting, mine development, mineral production, removal and transport of natural resources, as well as discharge of materials into the environment. Mining activities are also subject to various regulations regarding taxation, import and export, labor standards, occupational health standards, safety standards, waste disposal, toxic substances, land use, water use, environmental protection, and other matters.

Permits from various foreign, federal, state, provincial and local governmental authorities are required for mining operations to be conducted, and no assurance can be given that such permits will be successfully obtained. Environmental and other legal standards imposed by governmental authorities may be changed, and any such change may prevent us from conducting planned activities, or increase our costs of doing so, which could have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on our business operations. Additionally, we may be subject to liability for pollution or other environmental damages, which we may not be able to insure against due to prohibitive premium costs and other financial and practical considerations. Any laws, regulations, or policies of any government body or regulatory agency may be changed, applied, or interpreted in a manner which will alter and negatively affect our ability to carry on our business. We cannot assure you that new rules and regulations will not be enacted, or that existing rules and regulations will not be applied in a manner which could limit or curtail our exploration or development activities on our properties.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities, but there can be no assurance that we can continue to remain in compliance. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such necessary approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

As we face intense competition in the mineral exploration industry, we will have to compete with our competitors for financing, and for qualified managerial and technical employees.

Our existing property rights are in Canada, and our competition there includes large, established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may have to compete for financing and be unable to acquire financing on terms we consider acceptable. We may also have to compete with the other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or qualified employees, our exploration programs may be slowed down or suspended, which may cause us to cease operations as a company.

Title to mineral properties can be uncertain, and we may be at risk of losing ownership rights to one or more of our properties.

Our ability to explore and operate our properties depends on the validity of title to such properties. Certain mining rights, such as unpatented mining claims, provide only possessory title, and their validity is often subject to contest by third parties or the government, which makes the validity of such claims uncertain and risky. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work, and possible conflicts with other claims not determinable from descriptions of record. We have not obtained a title opinion on any of our properties, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. There may be valid challenges to the title to our property which, if successful, could impair development and/or operations. We remain at risk that the mining claims may be forfeited either to appropriate governmental authorities or to rival private claimants.

If we are unable to fully perform under the Flex Agreement, we may be at risk of losing our rights to the Big Monty Claims.

Our current operational focus is on completing exploration activities on the Big Monty Claims in Northern Ontario, Canada. Our interest in the Big Monty Claims is derived from the Flex Agreement. The terms of the Flex Agreement require us to incur substantial expenditures totaling $1,000,000 over the next three years in furtherance of the exploration and development of the Big Monty Claims. If we are unable to incur the expenditures required, we may satisfy any deficiency by making an equivalent cash payment to Flex. If we fail to make the required expenditures or equivalent payments, Flex will have the option to repurchase the Assets from us. Accordingly, if we lack sufficient funds to make the required expenditures or equivalent payments under the Flex agreement , we may be at risk of losing our rights to explore and develop the Big Monty Claims.

We may not have sufficient funding for exploration, which may impair our profitability and growth.

The capital required for exploration of mineral properties is substantial. From time to time, we will need to raise additional cash, or enter into financing or joint venture arrangements, in order to fund the exploration activities required to determine whether mineral deposits on our projects are commercially viable. New financing or acceptable joint venture partners may or may not be available on a basis that is acceptable to us. Inability to obtain new financing or joint venture partners on acceptable terms may prohibit us from continued exploration of our mineral properties. Without successful sale or future development of our mineral properties through joint venture, we will not be able to realize any profit from our interests in such properties, which could have a material adverse effect on our financial position and results of operations.

We have no reported mineral reserves, and if we are unsuccessful in identifying mineral reserves in the future, we may not be able to realize any profit from our property interests.

We are an exploration stage company and have no reported mineral reserves. Any mineral reserves will only come from extensive additional exploration, engineering, and evaluation of existing or future mineral properties. The lack of reserves on our mineral properties could prohibit us from sale or joint venture of our mineral properties. Additionally, if we or partners to whom we may joint venture our mineral properties are unable to develop reserves on our mineral properties, we may be unable to realize any profit from our interests in such properties, which could have a material adverse effect on our financial position or results of operations.

If the cost of extracting any minerals that might be found on our mineral properties exceeds the selling price of such minerals, we would not be able to develop the mineral properties. Accordingly even if ore reserves were found on the properties, we may still not be able to economically extract the minerals from the properties, in which case we would have to abandon the properties and seek other mineral properties to develop. Alternatively, our inability to obtain profits from our mineral properties may cause us to suspend or cease our operations.

Severe weather or violent storms could materially affect our operations due to damage or delays caused by such weather.

Our exploration activities are subject to normal seasonal weather conditions that often hamper, and may temporarily prevent, exploration activities. There is a risk that unexpectedly harsh weather or violent storms could affect areas where we conduct exploration activities. Delays or damage caused by severe weather could materially affect our operations or our financial position.

Our business is extremely dependent on gold, commodity prices, and currency exchange rates, over which we have no control.

Our operations will be significantly affected by changes in the market price of gold and other commodities since the evaluation of whether a mineral deposit is commercially viable is heavily dependent upon the market price of gold and other commodities. The price of commodities also affects the value of exploration projects we own or may wish to acquire. These prices of commodities fluctuate on a daily basis and are affected by numerous factors beyond our control. The supply and demand for gold and other commodities, the level of interest rates, the rate of inflation, investment decisions by large holders of these commodities, including governmental reserves, and stability of exchange rates can all cause significant fluctuations in commodity prices. Such external economic factors are in turn influenced by changes in international investment patterns and monetary systems and political developments. The prices of commodities have fluctuated widely over the years, and future significant price declines could have a material adverse effect on our financial position or results of operations.

Fluctuating gold prices could negatively impact our business plan.

The potential for profitability of our gold mining operations and the value of our mining properties are directly related to the market price of gold. The price of gold may also have a significant influence on the market price of our shares. If we obtain positive drill results and progress one of our properties to a point where a commercial production decision can be made, our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before any revenue from production would be received. A decrease in the price of gold at any time during future exploration and development may prevent our property from being economically mined, or result in the write-off of assets whose value is impaired as a result of lower gold prices. The price of gold is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event gold prices decline and remain low for prolonged periods of time, we may be unable to develop our properties or produce any revenue.

Estimates of mineralized materials are subject to geologic uncertainty and inherent sample variability.

Although the estimated resources at our existing properties will be delineated with appropriately spaced drilling, there is inherent variability between duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. There also may be unknown geologic factors that have not been identified or correctly appreciated at the proposed level of delineation. This results in uncertainties that cannot be reasonably eliminated from the estimation process. Some of these resulting variances may have a positive effect, while others may have a negative effect on mining and processing operations. These uncertainties are inherent risks in any mining operation.

Risks Related to Our Company

We have incurred losses in prior periods and may incur losses in the future.

We cannot assure you that we will achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives, and the failure to achieve such objectives may significantly affect our ability to continue as a going concern.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated November 13, 2015, our independent auditors stated that our financial statements for the fiscal year ended July 31, 2015 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of the early stage of our Company with limited operations and resources. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our exploration activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or generate positive cash flow in the future. We will require additional financing in order to proceed beyond the first few months of our exploration program. We will also require additional financing for the fees we must pay to maintain our status in relation to the rights to our properties, and to pay the fees and expenses necessary to become and operate as a public company. We will also need more capital if the costs of the exploration of our existing projects are greater than we have anticipated. We will need additional financing to sustain our business operations if we are not successful in earning revenues. We may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when such financing is required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

Until we obtain additional capital, we must limit our exploration activities, which may affect our ability to discover an ore body. Without an ore body, we cannot generate revenues, and our shareholders will lose their investment.

Any potential development of and production from our mineral properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Because we are small and lack significant capital, we must limit our exploration activity unless and until we raise additional capital. Any decision to expand our operations on our mineral properties will involve the consideration and evaluation of several significant factors including, but not limited to:

•	Costs of bringing the property into production, including exploration, preparation of production feasibility studies, and construction of production facilities;
•	Availability and cost of financing;
•	Ongoing costs of exploration, development and production;
•	Market prices for the minerals to be produced;
•	Environmental compliance costs and restraints; and
•	Political climate and applicable governmental regulations and controls.

Our ongoing programs will require substantial funds. Because we may have to limit our exploration activities until we obtain additional funding, we may not find an ore body, even though our properties may contain mineralized material. Without an ore body, we cannot generate revenues, and our shareholders will lose their investment in our Company.

Because we may never earn revenues from our operations, our business may fail and then investors may lose all of their investment in our company.

We have no history of revenues from operations. We have yet to generate positive earnings, and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and is in the exploration stage. The success of our company is significantly dependent on the uncertain events of the discovery and exploitation of mineral reserves on our properties, or selling the rights to exploit such mineral reserves. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Prior to completion of the exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses in the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

If we do not repay our outstanding debt obligations, our creditors may take legal action against us.

On July 31, 2012, we converted $40,000 in accounts payable into a convertible promissory note in the principal amount of $40,000. The note had a maturity date of July 31, 2013. We are currently in default on this note. We are also in default under a promissory note agreement from July 2012, pursuant to which we received $17,500 in 2012 and an additional $4,000 in 2014. Principal and interest under this note were due on September 15, 2012.

We are also in default under a convertible promissory note from July 31, 2012. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. We have not received any notice of default from these lenders, and we intend to pay off the amounts owed under these notes in the future when we have sufficient funding. However, even though we have not received notice of any intent to file a lawsuit to collect on the amounts in arrears to date, we cannot assure you that a lawsuit will not be filed in the future.

If we are unable to service or repay our debt obligations as they become due, our creditors may take legal action against us, or we may be forced to liquidate our assets or materially curtail our operations.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. Our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and the alternative measures outlined above may not be successful and may not permit us to meet our scheduled debt service obligations. If we are unable to fund our debt service obligations through any of the alternative measures outlined above, we may be subject to lawsuits relating to our inability to repay our indebtedness.

We cannot assure you that we will be able to repay or refinance any of our indebtedness or obtain additional financing, particularly because of the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

We are subject to corporate governance and internal control reporting requirements, and our costs related to compliance with existing and future requirements could adversely affect our business.

We face corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future. In particular, we are required to include management's report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules, and regulations is expected to remain substantial. We cannot assure you that we will be able to fully comply with these laws, rules, and regulations involving corporate governance, internal control reporting, and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition, and the value of our securities.

Our business is dependent on key executives, and the loss of any of our key executives could adversely affect our business, future operations and financial condition.

We are dependent on the services of our executive officer, Christopher Vallos. Mr. Vallos has many years of relevant corporate, financial, and entrepreneurial experience. We may not be able to replace that experience and knowledge with other individuals. We do not have "Key-Man" life insurance policies on Mr. Vallos. The loss of Mr. Vallos, or our inability to attract and retain additional highly skilled employees, may adversely affect our business, future operations, and financial condition.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain a provision permitting us to indemnify our directors and executive officers, and former directors and executive officers, to the fullest extent provided by Nevada law. Specifically, our Articles provide that no director or officer shall be personally liable to the Company or any of its shareholders for damages for breach of fiduciary duty as a director or officer; provided, however, that our directors and officers will remain liable for acts or omissions involving intentional misconduct, fraud or knowing violations of law, and for the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team does not have extensive public company experience and is generally unfamiliar with the requirements of the United States securities laws, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management team have limited experience managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

Risks Related to an Investment in Our Securities

Trading on the OTCQB may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQB. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like NYSE Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Our common shares are currently traded with low or no volume, based on quotations on the "Over-the-Counter Bulletin Board." This means that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in our securities. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or nonexistent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot assure you that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Investors should be aware that, according to SEC Release No. 34-29093, the market for "penny stocks" has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

We have not paid any cash dividends to date, and we do not expect to pay any cash dividends in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future, and we may never have sufficient funds legally available to pay such dividends. Even if funds are legally available for distribution to our shareholders, our Board of Directors may nevertheless decide not to pay any dividends. We currently intend to retain all earnings to put toward our continued operations.

Future issuances of common stock may have a significant effect on the value of existing shareholders' investment.

Our articles of incorporation authorize the issuance of up to 500,000,000 shares of common stock, par value $0.001. Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties, to fund our overhead and general operating requirements, and in exchange for services rendered to the Company. Such issuances may not require the approval of our shareholders. Any future issuances may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares in the future, such issuance will reduce the proportionate ownership and voting power of all current shareholders.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our stock is categorized as a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

FINRA sales practice requirements may also limit a shareholder's ability to buy and sell our stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority's requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Location and Access

The Big Monty Claims are located approximately 70 km (44 miles) north of Kirkland Lake, Ontario, and 68 km east of Timmins, Ontario (42 miles). The property is located approximately 10 km (6 miles) east of Matheson, Ontario. The area surrounding the Claims is an active mineral exploration and development region with numerous operational resources, including heavy equipment and operators, available for hire. Both Kirkland Lake and Timmins can provide all necessary services, amenities and supplies, including fuel, helicopter services, hardware, drilling companies and assay services. The Big Monty Claims are located in the historic Abitibi Greenstone Belt in Northern Ontario. The Abitibi Greenstone Belt is an established gold mining district that has produced over 100 mines and 180 million ounces of gold since 1901. The Big Monty Claims are strategically located between Kirkland Lake and Timmins – two iconic gold manufacturing cities in the region. The Big Monty Claims cover approximately 2,760 acres, and lie within the prolific Porcupine-Destor Fault Zone ("PDFZ").

Access to our Claims is obtained by major highway east of Matheson, Ontario.

Industry

By industry standards, there are generally four types of mining companies. We are considered an "exploration stage" company. Typically, an exploration stage mining company is focused on exploration to identify new, commercially viable gold deposits. "Junior mining companies" typically have proven and probable reserves of less than one million ounces of gold, generally produce less than 100,000 ounces of gold annually, and/or are in the process of trying to raise enough capital to fund the remainder of the steps required to move from a staked claim to production. "Mid-tier" and large mining "senior" companies may have several projects in production plus several million ounces of gold in reserve.

Several factors and recent developments related to the gold mining and exploration industry are favorable to our Company. For example, the spot market price of an ounce of gold increased from a low of $253 in February 2001 to a high of $1,895 in September 2011 and $1,252.10 at the end of November 2013. This market price increase has made it more economically feasible to produce gold, and has made gold a more attractive investment for many. Accordingly, the gross margin per ounce of gold produced per the historical spot market price range above provides significant profit potential if we are successful in identifying and extracting gold on our properties. Further, gold reserves have generally been declining for a number of years for the following reasons:

•	The extended period of low gold prices from 1996 to 2001 made it economically unfeasible for most companies to explore for new deposits; and
•	The demand for, and production of, gold products have exceeded the amount of new reserves added over the last several consecutive years.

Plan of Operations

Our current focus is to raise capital and begin exploration activities on the Big Monty Claims. We have not discovered any ores or reserves on the Big Monty Claims. Our planned work is exploratory in nature.

The ultimate goal of our assessment work on the Big Monty Claims is to identify locations where we should drill for precious metals. To achieve that goal, using the data that is available to us, various assumptions must be made regarding the potential for mineralization on our properties. For example, if the assumption is that gold will be associated with quartz/felsic intrusions, then the southwestern corner of claim 4282128 represents a reasonable target area. If it is further assumed that mineralization is associated with fault structures, then the northeast trending Faults 3 and 4 should be focus areas for potential exploration locations. However, if mineralization is associated with massive sulfide intrusions, then the five elevated magnetic areas associated with the Fault are potential targets. Massive sulfides are usually associated with pyrite, which is only slightly magnetic. Mineralization may be associated with pyrhhotite and magnetite, which are common in sulfide intrusives. In conducting our exploration activities, we must interpret these various assumptions and make further assumptions of our own, which involves some risk. Moreover, it may take us years to determine whether there are commercially viable and exploitable minerals on our mineral properties. For a description of our mining claims, please refer to the section entitled "Description of Properties" in this Prospectus.

Our proposed field work will involve a phased exploration program to properly evaluate the potential for mineralization on the Big Monty Claims. We must conduct exploration to determine what minerals exist on our property, and whether such minerals can be economically extracted and profitably processed. We plan to proceed with exploration of the Big Monty Claims by drilling the quartz/felsic intrusion, as well as testing further the five elevated magnetic areas associated with the fault in order to begin determining the potential for discovering commercially exploitable deposits of gold on our mineral properties.

Our existing knowledge of the geology and structure of our mineral properties is insufficient to spot drill targets at this time. To date only nine rock samples have been taken, and none found more than trace values in precious or base metals. Potential problems may have been lack of outcrop and limited knowledge of the actual rock types, including structure and geology. Ten outcrop areas were found and the geologic evaluation was minimal. The existing report from 2013 does not indicate that rock fabric or strike and dip of features was performed. The report indicates that minimal exposures of bedrock were attempted under the thin cover of moss and lichens. The Porcupine-Destor Fault Zone ("PDFZ"), where the Big Monty Claims lie, is believed to run generally East-West through our property, with numerous Northeast-Southwest cross faults providing several intersecting structural features, which could possibly host economic mineralization. It is vital for us to investigate these potential fault intersections, as they are the most likely places to find buried mineralization.

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

The goal of Phase One is to utilize the data base for the project (an airborne mag survey and a brief geologic review and report prepared in 2013) to develop possible drill targets seeking precious and base metals on mining claims. Phase One will involve an initial trip to the property by Mr. Morrow, to gather information and contractor contacts necessary for the smooth operation of the proposed field work and sampling. The complete program will revisit outcrops for mapping and recording attitudes and fabric. New outcrop exposure will be attempted by stripping moss and vegetation from shallowly covered areas. This same effort will assess access for drill equipment, and determine if additional geophysics, either airborne or ground, would be valuable in determining more precisely the strike and dip of the major structures. Trenching and short hole blasting will be used, if necessary, to acquire fresh samples and structural data. An audit will also be done on a spot basis to ensure that the new staking was completed and as filed.

Phase One is essentially a field program which does not require a permit, but which requires notification to the Native tribes and the Ministry. Phase One will primarily involve mapping and sampling activities to develop the basic information needed to apply for a formal exploration permit and work plan.

Phase Two will involve more extensive exploration, including pitting, trenching, possible additional ground based geophysical surveys, and drilling, which will ultimately lead to the discovery phase. Our Phase Two activities could take up to one year to complete, and the costs of Phase Two may increase if our exploration activities are successful and we decide to extend the length and scope of our Phase Two plans.

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

Competition

We are a mineral resources exploration company. We compete with many companies in the mining business, including larger, more established mining companies with substantial capabilities, personnel and financial resources. Further, there is a limited supply of desirable mineral lands available for claim-staking, lease or acquisition in Canada, the United States, and other areas where we may conduct exploration activities. Because we compete with individuals and companies that have greater financial resources and larger technical staffs, we may be at a competitive disadvantage in acquiring desirable mineral properties. From time to time, specific properties or areas that would otherwise be attractive to us for exploration or acquisition are unavailable due to their previous acquisition by other companies or our lack of financial resources.

Competition in the mining industry is not limited to the acquisition of mineral properties but also extends to: the technical expertise to find such properties; the labor to operate such properties; and the capital needed to fund the acquisition and operation of such properties. Competition may result in our Company being unable not only to acquire desired properties, but to recruit and/or retain qualified employees, to obtain equipment and personnel to assist in our exploration activities, and/or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation and business.

The mineral resource exploration and mining industry is fragmented, and we are a very small participant in this sector. Many of our competitors explore for a variety of minerals and control many different properties around the world. Many of them have been in business longer than us, have established more strategic partnerships and relationships than us, and have greater access to financial resources than we do. Given the significant competition for mineral resource exploration properties, we may be unable to continue to acquire interests in attractive gold and other mineral exploration properties on terms we consider acceptable.

While we compete with other exploration companies in acquiring suitable properties, we believe that there would be readily available purchasers of gold and other precious metals if they were to be produced from any of the properties we acquire an interest in. The price of precious metals, including gold, can be affected by a number of factors beyond our control, including:

•	Fluctuations in market prices;
•	Fluctuating supplies;
•	Fluctuating demand; and
•	Mining activities of others.

If we find gold mineralization that is determined to be of economic grade and in sufficient quantity to justify production, we may then seek significant additional capital through equity or debt financing to develop, mine and sell our production. Our production would likely be sold to a refiner that would in turn purify our material and then sell it on the open market or through its agents or dealers.

Sources of Available Land for Mining and Exploration

There are generally five primary sources of land available for exploration, development and mining: public lands, private fee lands, unpatented mining claims, patented mining claims, and tribal lands. The primary sources for acquisition of these lands are the United States government, through the Bureau of Land Management and the United States Forest Service, state governments, tribal governments, foreign governments, and individuals or entities that currently hold title to or lease government and private lands.

There are numerous levels of government regulation associated with the activities of exploration and mining companies. Permits include "Notice of Intent" to explore, "Plan of Operations" to explore, "Plan of Operations" to mine, "Reclamation Permit," "Air Quality Permit," "Water Quality Permit," "Industrial Artificial Pond Permit," and several other health and safety permits. These permits are and will be subject to amendment or renewal during our operations. Although there is no guarantee that the appropriate regulatory agencies will timely approve, if at all, the necessary permits for our current operations or other anticipated operations, we have no reason to believe that the necessary permits will not be issued in due course. The total cost and effects of the permitting and bonding process on our operations cannot be estimated at this time. Costs will vary for each project, when initiated, and could have a material effect on our operations.

In the United States, the federal government owns public lands that are administered by the Bureau of Land Management or the United States Forest Service. Ownership of the subsurface mineral estate can be acquired by staking a twenty (20) acre mining claim granted under the General Mining Law of 1872, as amended (the "General Mining Law"). The Federal government still owns the surface estate, even though the subsurface can be controlled with a right to extract through claim staking. Private fee lands are lands that are controlled by fee-simple title by private individuals or corporations. These lands can be controlled for mining and exploration activities by either leasing or purchasing the surface and subsurface rights from the private owner. Unpatented mining claims located on public lands owned by another entity can be controlled by leasing or purchasing the claims outright from the owners. Patented mining claims are claims that were staked under the General Mining Law, and through application and approval, the owners were granted full private ownership of the surface and subsurface estate by the federal government. These lands can be acquired for exploration and mining through lease or purchase from the owners. Tribal lands are those lands that are under control by sovereign Native American tribes. Areas that show promise for exploration and mining can be leased or joint ventured with the tribe controlling the land.

Exploration and development activities in foreign countries are subject to applicable foreign laws and regulations. As with mining activities in the United States, obtaining mining rights under such laws, and obtaining and maintaining necessary licenses, permits and other approvals, may have a material effect on our operations in terms of time and costs. Although there is no guarantee that the appropriate regulatory authorities will timely, if ever, approve our intended operations, we have no reason to believe that all necessary permits and approvals will not be obtained in due course in order to carry out our intended operations.

The Mining Act is the provincial legislation that governs and regulates prospecting, mineral exploration, mine development and rehabilitation in Ontario, Canada. The purpose of the Mining Act is to encourage prospecting, staking and exploration for the development of mineral resources, in a manner consistent with the recognition and affirmation of existing Aboriginal and treaty rights in Section 35 of the Constitution Act of 1982, including the duty to consult, and to minimize the impact of these activities on public health and safety and the environment.

Compliance with Government Regulations

Various levels of governmental controls and regulations address, among other things, the environmental impact of mineral exploration and mineral processing operations and establish requirements for decommissioning of mineral exploration properties after operations have ceased. With respect to the regulation of mineral exploration and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various aspects of the operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mineral exploration properties following the cessation of operations and may require that some former mineral properties be managed for long periods of time.

Our exploration activities are subject to various levels of federal, state, local and foreign laws and regulations relating to protection of the environment. Some of these laws and regulations include Ontario's Mining Act in Canada, and potentially the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act and the Resource Conservation and Recovery Act in the United States.

In Ontario, the Company is governed by the Ontario Mining Act (the "Mining Act"), which is the provincial legislation that governs and regulates prospecting, mineral exploration, mine development and rehabilitation in Ontario. The purpose of the Mining Act is to encourage prospecting, staking and exploration for the development of mineral resources in a manner consistent with the recognition and affirmation of existing Aboriginal and treaty rights in Section 35 of the Constitution Act of 1982, including the duty to consult, and the duty to minimize the impact of such mining activities on public health, safety, and the environment.

Ontario closely regulates land access and exploration activities through its Mining Act. The Mining Act mandates that staking claims cannot infringe on individual property rights or disrupt other land uses, such as recreation areas or gardens. Special staking and exploration and exploration guidelines apply on land designated by the Ontario government as environmentally sensitive. The Mining Act protects heritage values and focuses heavily on the rights of Aboriginal communities. It requires notification of and consultation with Aboriginal communities regarding the impact of proposed exploration and mining activities; lower-impact activities require the filing of exploration plans, while higher-impact activities require exploration permits.

Under the Mining Act, before undertaking certain early exploration activities, an exploration plan must be submitted and notification provided to any surface rights owner(s). Aboriginal communities potentially affected by activities proposed in an exploration plan are notified by MNDM and have an opportunity to provide feedback before the proposed activities can be carried out. Additionally, some early exploration activities require an exploration permit. Those activities are only allowed to take place once the permit has been approved by MNDM. Surface rights owners must be notified when applying for a permit. Aboriginal communities potentially affected by the exploration permit activities are to be consulted and given the opportunity to provide comments and feedback before a decision is made on the permit. Effective April 1, 2013, exploration plans and permits became mandatory for prescribed activities.

In addition, the main federal laws and regulations that apply to mining activities in Canada are the Canadian Environmental Assessment Act, the Canadian Environmental Protection Act, 1999 (the "Canadian Environmental Protection Act"), and the Metal Mining Effluent Regulations under the Fisheries Act.

The Canadian Environmental Assessment Act requires federal decision makers (called responsible authorities) to consider the environmental effects of projects before making any decisions or exercising any powers that enable the project to proceed (i.e., before initiating the project, providing funding, granting land, or issuing certain regulatory approvals). Mining projects in Canada are subject to the Canadian Environmental Assessment Act where there is a federal decision-making responsibility to enable a project.

Mining activities can result in emissions to the environment, and are therefore also subject to the Canadian Environmental Protection Act. Emissions from mining activities may include various pollutants of concern, including criteria air contaminants (smog-causing pollutants), greenhouse gases, and substances that have been declared toxic under the Canadian Environmental Protection Act. The National Pollutant Release Inventory is Canada's legislated, publicly accessible inventory of pollutant releases, disposals and transfers for recycling. Emissions information is reported by facilities and published by Environment Canada under the authority of Sections 46 through 50 of the Canadian Environmental Protection Act. The National Pollutant Release Inventory reports on pollutant releases to air, water and land, as well as on/off-site disposal, which includes substances in waste rock and mine tailings.

The quality of effluent discharged from metal mines in Canada is regulated under the Metal Mining Effluent Regulations under the Fisheries Act. Fisheries and Oceans Canada is generally responsible for the Fisheries Act, and Environment Canada administers the pollution prevention provisions (Sections 36 through 42) of the Fisheries Act. Subsection 36(3) of the Fisheries Act prohibits the deposit of deleterious substances in water frequented by fish, unless permitted under regulations such as the Metal Mining Effluent Regulations. Mining operations that are not captured under the Metal Mining Effluent Regulations, such as coal mines, diamond mines, quarries and other non-metallic mineral mining facilities, are subject to the prohibition in subsection 36(3) of the Fisheries Act.

The Company's mining claims in Ontario were recently re-staked by the Company, and the Company has until January 2018 to perform further assessment work (i.e., incur further expenditures) before any potential loss of such claims may occur. Generally, assessment work is prospecting and/or exploration work (e.g., trenching, blasting, diamond drilling, geological or geophysical surveys, etc.) that a mining claim holder must conduct each year to hold the claim in good standing.

We plan to secure all state, federal, local and foreign permits necessary for our exploration activities, and we intend to file applications for the required permits to conduct our exploration programs, as necessary. We do not anticipate discharging water into active streams, creeks, rivers, lakes or any other bodies of water without an appropriate permit. We also do not anticipate disturbing any endangered species or archaeological sites, or causing damage to the properties in which we have an interest. The cost of remediation work varies according to the degree of physical disturbance. It is difficult to estimate the cost of compliance with environmental laws since the full nature and extent of our proposed activities cannot be determined at present.

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

Employees

We have no full-time or part-time employees, with the exception of Christopher Vallos, our sole director and principal executive officer. Mr. Vallos devotes substantially all of his time to the business and affairs of our Company. We do not currently have any pension, health, annuity, insurance, profit sharing, or similar employee benefit plans, although we may choose to adopt such plans in the future.

We plan to engage contractors from time to time to consult with us on specific corporate affairs, or to perform specific tasks in connection with our exploration activities. We will hire contractors on an as needed basis. We have not entered into negotiations or contracts with any of potential subcontractors.  We do not intend to initiate negotiations or hire anyone until we are nearing the time of commencement of our planned exploration activities.

Mineralization

No mineralization has been reported for the area of the property but structures and shear zones affiliated with mineralization on adjacent properties pass through it.

Exploration

Previous exploration work has not included any attempt to drill the structure on Big Monty Claims. Records indicate that no detailed exploration has been completed on the property.

Adjacent Properties

The adjacent properties are cited as examples of the type of deposit that has been discovered in the area and are not major facets to this report.

Estimated Costs of Exploration Program

Description of Phase One Expenses	Cost
Air travel	$3,000
Fees for field crews for 3 weeks	24,000
Transportation	2,000
Equipment rental	6,000
Ground transportation (ATV rental)	1,500
Sampling and assaying	6,000
Trenching and possible short-hole drilling	25,000
TOTAL PHASE ONE	$67,500

Description of Phase Two Expenses	Cost
Review, re-process and compile data	$7,250
Preliminary field program (mapping, stripping, transportation, equipment & supplies, and preparation of work permit)	23,650
Advanced field program (mapping, stripping, cutting, drilling, assaying, reports, transportation, equipment & supplies)	274,500
Administrative costs (administration, facility rental, storage, etc.)	5,000
TOTAL PHASE TWO	$310,400

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

Operation Statement Data

	For the year ended July 31, 2015	For the year ended July 31, 2014
General and Administrative	$47,284	$9,000
Net loss before other items	(47,284)	(9,000)
Other items
Other income	72,328	-
Interest Expense	(14,929)	(14,158)
Net Income (loss)	$10,115	$(23,158)

Weighted average shares outstanding (basic and fully diluted	225,525	225,525
Net income (loss) per share –basic	$0.04	$(0.04)
Net income (loss) per share –fully diluted	$0.00	$(0.04)

Balance Sheet Data

Cash and cash equivalent	$	Nil	$	Nil
Total assets	$	Nil	$	Nil
Total liabilities		$272,294		$282,925
Total Stockholders' deficiency		$(272,294)		$(282,925)

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

Business Development since Inception

We previously had two projects: one called the Valolo Claim in the Philippines, and the other being a joint venture project on the Lucky Thirteen Claim in Hope, British Columbia. The Valolo Claim in the Philippines has expired, and we lost our interest in the Lucky Thirteen Claim due to default on payments required to maintain ownership in the Lucky Thirteen Claim.

Since we are an exploration stage company, there is no assurance that a commercially viable mineral reserve exists on any of our current or future properties. To date, we do not know if an economically viable mineral reserve exists on our property and there is no assurance that we will discover one. Even if we do eventually discover a mineral reserve on our property, there can be no assurance that we will be able to develop our property into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

Our current operational focus is to conduct exploration activities on the Big Monty Claims, and to complete the terms of the Flex Agreement. For a description of our Big Monty Claims project, please see the section entitled ITEM 2. PROPERTIES

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from other sources. Our only other source for cash at this time is investments by others in the Company. .

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

We estimate we will require $175,079 in cash over the next twelve months. For a detailed breakdown refer to "Liquidity and Capital Reserves". In addition cash will be required to cover the phase one cost of completing the exploration work for the Big Monty Claims during that period is estimated at $67,500; and, if required the phase two costs estimated at $310.400.

Results of Operations for the Fiscal Years ended July 31, 2015 and July 31, 2014

We generated no revenue for the year ended July 31, 2015, and no revenue for the year ended July 31, 2014. Our operating expenses were $62,213 for the year ended July 31, 2015, compared to $23,158 for the year ended July 31, 2014. We had a net income of $10,115 for the year ended July 31, 2015 (due to a gain on write-down of accounts payable), compared to a net loss of $23,158 for the year ended July 31, 2014. For the year ended July 31, 2015, we wrote down $72,328 in accounts payable on accounts that had aged over five years and were no longer expecting payment. The following table reflects our operating expenses incurred during the fiscal year ended July 31, 2015, compared against our expenses incurred during the fiscal year ended July 31, 2014, and explains the reasons for various fluctuations in the notes below.

Expense	Fiscal Year ended 7/31/2015	Fiscal Year ended 7/31/2014	Difference	Reference
Accounting and auditing	$25,000	$9,000	$16,000	(i)
Filing Fees	8,005	-	8,005	(ii)
Transfer Agent	1,339	-	1,339
Legal	12,940	-	12,940	(iii)
Interest	14,929	14,158	771
TOTAL EXPENSES	62,213	23,158	39,055

Gain on write-off of accounts payable	72,328	-	72,328	(iv)

______________

(i)

Accounting and audit. Accounting and Audit increased to $25,000 in the fiscal year ended July 31, 2015, up from $9,000 in the fiscal year ended July 31, 2014. The reason for the increase was the costs of auditing and reviewing our 2013 and 2014 financial statements.

(ii)

Filing Fees. Filing Fees increased to $8,005 in the fiscal year ended July 31, 2015, up from $0 in the fiscal year ended July 31, 2014. The reason for the increase relates to the costs of making the requisite Edgar filings and changing the name of the Company.

(iii)

Legal. Legal Fees increased to $12,940 in the fiscal year ended July 31, 2015, up from $0 in the fiscal year ended July 31, 2014. The reason for the increase relates to the costs of completing a reverse stock split, renaming the Company twice, and preparing the documents for the Equity Participation and Earn-In Agreement with Flex Mining Ltd.

(iv)

Gain on write-off of accounts payables increased to $72,328 in the fiscal year ended July 31, 2015, up from $0 in the fiscal year ended July 31, 2014 due to the write off of old liabilities of the Company. Of the $72,328 total amount written off, $14,633 represents an amount payable to the Company's former management, Robert Malasek, and the remaining $57,695 represents an amount payable to Global International Networks Inc., which dates back to 2009. Robert Malasek no longer provides managerial services to the Company, and Global International Networks Inc. is now defunct. These payables were written off because they have aged over five years, and neither party is expecting payment on such accounts.

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

Significant Employees

We have no full-time or part-time paid employees other than Christopher Vallos, our sole director and executive officer. Our Officers and Directors fulfill many of the functions that would otherwise require the Company to hire employees or outside consultants.

We will need to engage the services of certain consultants from time to time to assist in the continuation of our mineral exploration activities. Such consultants will be responsible for hiring and supervising the exploration work on the Company's claims in the near future. The consultants will be responsible for the completion of the geological work, and will therefore be an integral part of our operations, although they will not be considered employees either on a full-time or part-time basis. This is because our exploration programs should not last more than a few weeks at a time, and, once such exploration activities are completed, the consultants will no longer be needed.

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

37

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

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Flex Mining Ltd. 4540 21st St. NW, Calgary AB T3B 0W4 Canada	23,500,000	72.25%

Common Stock	Christopher P. Vallos 573 Monroe Blvd Painesville Ohio 44077	400,000	1.23%

Common Stock	Greater than 5% shareholders as a Group (1 person)	23,500,000	72.25%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

Convertible Securities

There are two promissory notes for the amount of $116,000 which are convertible on demand into 116,000,000 shares of the Company. The Company is currently in default on both notes.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Other Related Persons

Except as indicated below, there were no material transactions, or series of similar transactions, since our inception, nor are there any currently proposed transactions, or series of similar transactions, to which Gold Lakes was or is to be a party, in which the amount involved exceeds $120,000 or one percent of the average of our total assets over the last two completed fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has a direct or indirect material interest.

On August 28, 2015, we entered into an Equity Participation and Earn-In Agreement (the "Flex Agreement") with Flex Mining Ltd., a Delaware corporation ("Flex"), pursuant to which we issued 23,500,000 (pre-split) shares of restricted common stock to Flex, making Flex the holder of approximately 99% of our issued and outstanding stock at that time. Under the terms of the Flex Agreement, we became eligible to earn 100% of the issued and outstanding shares of Flex by investing $1,000,000 in property expenditures on Flex's properties over the next three years.

During the fiscal year ended July 31, 2015, Mr. Christopher Vallos, our sole officer and director, advanced approximately $24,590 to the Company without interest or repayment terms. On October 15, 2015, we entered into an employment agreement with Mr. Vallos, pursuant to which we agreed to pay Mr. Vallos an annual base salary of $36,000 and 400,000 restricted shares of common stock for his services to the Company as our Chief Executive Officer and Chief Financial Officer. On October 15, 2015, we issued such 400,000 shares of common stock to Mr. Vallos as compensation for his services. The approximate dollar value of the amount involved in this issuance was $172,000.

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

GOLD LAKES CORP. (Registrant)

Date: November 4, 2016	By	/s/ Christopher Vallos
Christopher Vallos
Chief Executive Officer Chief Financial Officer, President and Director

45

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

4. CONVERTIBLE NOTES PAYABLE

On July 31, 2012, the Company converted $40,000 in accounts payable to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is currently in arrears and is due and payable on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $0.001. The Company is currently in default on this note. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company amortized the discount on the debt equal to the face value, in the amount of $40,000 for the year ended July 31, 2013. This discount was amortized to interest expense. We have not received any notice of default from the lender; however, we do intend to pay off the amount owed under this note in the future when we have sufficient funding.

On July 31, 2012, the Company converted $76,000 in advances to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is currently in arrears and is due and payable on demand. The note is convertible into shares of the Company's common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company amortized the discount on the debt equal to the face value, in the amount of $76,000 for the year ended July 31, 2014. This discount was amortized to interest expense. The Company is currently in default on this note.

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

On October 27, 2015, we entered into a letter of intent with our consultant, Mr. Edwin Morrow, pursuant to which Mr. Morrow has agreed to supervise our exploration activities, effective as of November 1, 2015

On October 30, 2015, $8,800 of Convertible Debt payable to 482130 B.C. Ltd. was converted to 8,800,000 shares of the Company's common stock.

