Form 10-K
period 2016-07-31
GOLD LAKES CORP.
filed 2016-11-15
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended July 31, 2016

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________ to __________

Commission File Number: 333-145879

GOLD LAKES CORP.
(Exact name of registrant as specified in charter)

Nevada	74-3207964
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

3401 Enterprise Parkway, Suite 340, Beachwood, OH	42122
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number 216-916-9393

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☒
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter. On October 23, 2016, the market value of the 35,596,935 shares held by non-affiliates was $889,923.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

November 8, 2016: 103,096,935 common shares

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

PART 1

ITEM 1. BUSINESS

History and Organization

Gold Lakes Corp., (“Gold Lakes”, the “company” or “we”) was incorporated in the State of Nevada on January 18, 2007, and established a fiscal year end of July 31. We do not have any subsidiaries or affiliated companies. On August 28, 2015, we entered into an Equity Participation and Earn-In Agreement (the "Flex Agreement") with Flex Mining Ltd., a Delaware corporation ("Flex"), pursuant to which we issued 70,500,00 (23,500,000 pre-split) shares of restricted common stock to Flex. Under the terms of the Flex Agreement, we became eligible to earn 100% of the issued and outstanding shares of Flex by investing $1,000,000 in property expenditures on Flex's properties over the next three years. Flex owns 100% of six mining claims, named the Big Monty Claims, in the historic Abitibi Greenstone Belt in Northern Ontario, Canada. We plan to conduct exploration activities on the Big Monty Claims. On August 15, 2015, the Company reverse split its issued shares on the basis of one post-split share for every two hundred pre-split shares. On July 15, 2016, the company forward split its issued shares on the basis of three post-split shares for every one pre-split share. On July 5, 2016, we entered into a Share Lock-Up Agreement with Flex Mining Ltd., our largest shareholder, Christopher Vallos, our sole officer and director, and Edwin Morrow, our advisor and consultant. The purpose of the Share Lock-Up Agreement was to ensure that our largest shareholder, officers and advisors would not pledge, assign, encumber, contract to sell, sell, or otherwise transfer or dispose of any shares of our common stock for a period of 120 days following the effective date of the Share Lock-Up Agreement. In exchange for their compliance with the Share Lock-Up Agreement, we agreed to issue 50,000 restricted shares of common stock to each of Mr. Vallos and Mr. Morrow upon the expiration of the 120-day lock-up period.

On March 21, 2016, we entered into an Addendum to Equity Participation and Earn-In Agreement (the "Flex Addendum") with Flex. Under the terms of the Flex Addendum, in consideration for our prior equity issuance to Flex and an agreement to pay $15,000 to Flex within 180 days after the effective date of the Flex Addendum, Flex agreed to sell, convey, assign and transfer substantially all of Flex's assets, including the Big Monty Claims, to us (the "Assets"). As partial consideration for the acquisition of the Assets, the Flex Addendum requires us to incur the following expenditures over the next three years relating to the Big Monty Claims: (1) not less than $250,000 in expenditures on or before the first anniversary of the effective date of the Flex Addendum; (2) not less than $350,000 in additional expenditures on or before the second anniversary of the effective date of the Flex Addendum; and (3) not less than $400,000 in additional expenditures on or before the third anniversary of the effective date of the Flex Addendum. If we are unable to incur the expenditures required, we may satisfy any deficiency by making an equivalent cash payment to Flex. If we fail to incur the required expenditures under the Flex Addendum, Flex will have the option to repurchase the Assets from us at a price to be mutually agreed upon by the parties.

On April 21, 2016, we staked 31 mining claims consisting of 329 mining units and totaling 13,008 acres of vacant land in the townships of Frecheville, Stoughton, and Mistaken Islands in Northeastern Ontario, Canada. Ontario's Ministry of Northern Development and Mines issued 31 claim numbers for these claims. The Company owns a 100% interest in these claims, and has named them the "Ponderosa" property. We have no plans to explore the Ponderosa claims at this time, as our current focus is on exploring the Big Monty Claims and completing the terms of the Flex Agreement.

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

We have no full time employees and our management devotes a percentage of their time to the affairs of our Company. Our website is www.goldlakes.com

Our administrative office is located at Suite 340, 3401 Enterprise Parkway, Beachwood, OH 44122. Our telephone number is 216-916-9303. Presently our outstanding share capital is 103,096,935 common shares. We have no other type of shares either authorized or issued.

Our current auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report attached to the financial statements. We have $2,573 cash as at July 31, 2016 ($nil -2015) and have liabilities of $2,078,037. Since our inception we have incurred accumulated losses of $26,436,952. We anticipate minimum operating expenses for the next twelve months of $253,500. It is extremely unlikely we will earn any revenue for a minimum of 5 years. We do not have any employees either full or part time.

Gold Lakes is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-K and Form 10-Qs.

The shareholders may read and copy any material filed by Gold Lakes with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330 begin_of_the_skype_highlightingend_of_the_skype_highlighting. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Gold Lakes has filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov .

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, together with all of the other information included in our public filings, before making an investment decision with regard to our securities. The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Mineralized material is based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

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

Our current operational focus is on completing exploration activities on the Big Monty Claims in Northern Ontario, Canada. Our interest in the Big Monty Claims is derived from the Flex Agreement and the Flex Addendum. The terms of the Flex Agreement and Flex Addendum require us to incur substantial expenditures totaling $1,000,000 over the next three years in furtherance of the exploration and development of the Big Monty Claims. If we are unable to incur the expenditures required, we may satisfy any deficiency by making an equivalent cash payment to Flex. If we fail to make the required expenditures or equivalent payments, Flex will have the option to repurchase the Assets from us. Accordingly, if we lack sufficient funds to make the required expenditures or equivalent payments under the Flex Addendum, we may be at risk of losing our rights to explore and develop the Big Monty Claims.

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

If the cost of extracting any minerals that might be found on our mineral properties exceeds the selling price of such minerals, we would not be able to develop the mineral properties. Accordingly, even if ore reserves were found on the properties, we may still not be able to economically extract the minerals from the properties, in which case we would have to abandon the properties and seek other mineral properties to develop. Alternatively, our inability to obtain profits from our mineral properties may cause us to suspend or cease our operations.

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

In their report dated November xx, 2016, our independent auditors stated that our financial statements for the fiscal year ended July 31, 2016 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of the early stage of our Company with limited operations and resources. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

On July 31, 2012, we converted $40,000 in accounts payable into a convertible promissory note in the principal amount of $40,000. The note had a maturity date of July 31, 2013. We are currently in default on this note. We are also in default under a promissory note agreement from July 2012, pursuant to which we received $17,500 in 2012 and an additional $4,000 in 2014. Principal and interest under this note were due on September 15, 2012. We have not received any notice of default from these lenders, and we intend to pay off the amounts owed under these notes in the future when we have sufficient funding. However, even though we have not received notice of any intent to file a lawsuit to collect on the amounts in arrears to date, we cannot assure you that a lawsuit will not be filed in the future. We are currently in default with two notes, one a convertible promissory note from July 2012 for $40,000 and a second one a promissory note from July 2012 in the amount of $17,500 plus $4,000 in 2014.

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

The issuance of shares upon conversion of the Convertible Notes and exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of the Convertible Notes and exercise of Warrant may result in substantial dilution our existing stockholders. Although the selling stockholders may not convert their secured convertible notes and/or exercise their warrants or other convertible securities if such conversion or exercise would cause them to own more than 4.99% or 9.99%, as applicable to such security, of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

Price protection in certain of our outstanding warrants may reduce the amount of capital we may receive upon exercise of such warrants.

Certain of our outstanding warrants contain price protection upon the future issuance of any shares of common stock or securities convertible or exercisable into our common stock at a price below the then-existing exercise price of the warrants (with certain exceptions). Because these price adjustment provisions will have the effect of lowering the price at which shares of our common stock are issued upon exercise of the warrants, if such warrants are exercised for cash, we will receive reduced proceeds. Any such reduction in proceeds may have an adverse effect on our future working capital requirements.

The sale or issuance of our common stock to Himmil at a discount, and the resale of shares of our common stock and cashless exercise of the outstanding warrants by Himmil, could adversely affect the market price of our shares of common stock.

The number of shares ultimately offered for sale by Himmil under this prospectus is dependent upon the number of shares ultimately purchased by Himmil under the Purchase Agreement. Additionally, because the per share purchase price for the shares will be equal to the lesser of (i) $1.10 per share (pre-split), and (ii) 50% of the lowest trade price of the common stock during the 20 consecutive trading days ending and including the trading day immediately preceding such date of determination and conversion, as set forth in the Purchase Agreement, Himmil will likely pay less than the then-prevailing market price for our common stock upon such conversion, and the actual purchase price for the shares that we may sell to Himmil will fluctuate based on the trading price of our common stock during the term of the Purchase Agreement. Depending on market liquidity at the time, the sale of a substantial number of shares of our common stock to Himmil at a discount to the then-prevailing market price for our common stock under the Purchase Agreement, and the resale of such shares by Himmil into the public market, or the perception that such sales may occur, could cause the trading price of our common stock to decline, which may result in substantial dilution to existing stockholders, and which would make it more difficult for us to sell equity or equity-related securities in the future.

Because Himmil's purchase price will likely be lower than the prevailing market price of our common stock at the time of any such conversion, to the extent that the conversion right is exercised, our existing stockholders' ownership interests may be diluted. Himmil will have a financial incentive to sell our common stock immediately upon receiving the shares in order to realize the profit equal to the difference between the discounted price and the market price. If Himmil sells the shares, the price of our common stock could decrease, and if our stock price decreases, Himmil may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further adverse impact on our stock price. Because the actual purchase price for the shares that we may sell to Himmil will fluctuate during the term of the Purchase Agreement, we are not able to determine at this time the exact number of shares of our common stock that we will issue under the Purchase Agreement and, therefore, the exact number of shares we will ultimately register for resale under the Securities Act. The resale of such a substantial number of shares of our common stock relative to our current market capitalization into the public market by Himmil, or the perception that such sales may occur, could significantly depress the market price of our common stock and cause substantial dilution to our existing stockholders.

The market price of our common stock may also be adversely affected by the cashless exercise option provided to Himmil under the Warrant with no corresponding financial benefit to us in the event the warrants were instead exercised for cash. In the event that Himmil exercises its cashless exercise right under the Warrant, we will issue to Himmil a certain number of shares of common stock, as determined by the formula set forth in the Warrant, without receiving any cash payment for such shares. Such an issuance may result in dilution to our existing stockholders, and may cause the trading price of our common stock to decline.

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

ITEM 2. PROPERTIES

On April 21, 2016, we staked 31 mining claims consisting of 329 mining units and totaling 13,008 acres of vacant land in the townships of Frecheville, Stoughton, and Mistaken Islands in Northeastern Ontario, Canada. Ontario's Ministry of Northern Development and Mines issued 31 claim numbers for these claims. The Company owns a 100% interest in these claims, and has named them the "Ponderosa" property. We have no plans to explore the Ponderosa claims at this time, as our current focus is on exploring the Big Monty Claims and completing the terms of the Flex Agreement.

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

Property Geology

Bedrock outcrops were found to be generally rare across all of the claims. This was due to vegetation and glacial till. Portions of the claims have been logged in recent years; particularly the northern portion of claim 4256645 and claims 4256646 and 4256647. However, the logged areas have re-vegetated with first generation plants (grasses, pines, scrub oaks, sumac, etc.) making it difficult to find bedrock exposures. Also, a significant portion of the claims area is covered with a veneer of glacial till of varying thicknesses. The till is described as a fine to medium grain arkosic sand with occasional pebble and gravel size clasts. This till dominates claims area south of the North Branch of the Porcupine-Destor Fault. The available bedrock outcrops are primarily found on claims 4255645, 4255646 and 4255647 due to recent logging and the glacial till being locally thinner at these claims. The observed bedrock is a massive fine-grained mafic volcanic rocks intruded with mafic rock characterized by pillow structures. Also observed was a northwest/southeast dike on claim 4255646. The dike rock is described as a medium-grain with visible feldspars and slightly magnetic. Finally, accessory minerals of pyrite and possible arsenopyrite were observed in several rocks. The general geochemistry is indicating the collect rocks are mafic being rich in iron and magnesium with low silica by weight. No significant concentrations of precious, base or rare earth elements were detected in the collected rocks. A belt of volcanic rocks, of the Savura Volcanic Group, underlies the property. These volcanic rocks are exposed along a wide axial zone of a broad complex. The presence of these rocks is on our property is relevant to us as gold mineralization, at the nearby (approximately 20 miles to the west of our claim) Nasoata Gold Mine, a past producer of gold in commercial quantities, is generally concentrated within extrusive volcanic rocks (of the Savura Volcanic Group) on the walls of large volcanic caldera.

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

Nine rock samples were collected from various bedrock outcrops during the field study. These samples were Nine rock samples were collected from various bedrock outcrops during the field study. These samples were submitted to an Agat Laboratories in Sudbury, Ontario for chemical analyses.

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

Competitive Factors

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, we have not paid any dividends on our common stock, and we do not anticipate that it will pay dividends in the foreseeable future. As at July 31, 2016, we had 21 registered shareholders; none of these shareholders are an officer and director. The Company trades under the symbol GLLK during the years ended July 31, 2016 and 2015 as follows:

Quarter ended	High	Low	Volume
July 31, 2016	$1.65	$0.03	2,181,200
April 30, 2016	$0.33	$0.12	20,400
January 31, 2016	$0.40	$0.18	399,018
October 31, 2015	$0.33	$0.01	37,884

July 31, 2015	$0.30	$0.05	-
April 30, 2015	$0.35	$0.05	12,468
January 31, 2015	$0.17	$0.05	18,669
October 31, 2014	$0.20	$0.07	-

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since our inception.

There are 1,565,625 warrants exercisable at $1.00 per share expiring on March 14, 2019.

There is conversion privileges on approximately $524,125 of our debt. This could result in additional shares of 49,968,264 as of July 31, 2016 being issued through conversion of this debt.

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

Operation Statement Data

	For the year ended	For the year ended
	July 31, 2016	July 31, 2015
General and Administrative	$393,415	$47,284
Impairment loss on mineral claims	23,500,000	-
Net loss before other items	(23,893,415)	(47,284)
Other items	(1,773,832)	-
Other income	-	72,328
Interest Expense	(118,545)	(14,929)
Net Income (loss)	$(25,785,792)	$10,115

Weighted average shares outstanding basic	87,971,428	675,575
Weighted average shares outstanding – fully diluted	153,065,199	151,476,935
Net income (loss) per share –basic	$(0.29)	$0.01
Net income (loss) per share – fully diluted	$(0.17)	$0.00

Balance Sheet Data

Cash and cash equivalent	$2,573	$	Nil
Total assets	$177,159	$	Nil
Total liabilities	$2,078,037		$272,294
Total Stockholders’ deficiency	$(1,900,878)		$(272,294)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Corporate Organization and History within the Last Three years

We were incorporated under the laws of the State of Nevada on January 18, 2007 under the name Siga Resources Inc. The name was changed to TNX Maverick Inc. on October 23, 2014. The name was changed to its current name Gold Lakes Corp. on August 21, 2015. On April 21, 2016, we staked 31 mining claims consisting of 329 mining units and totaling 13,008 acres of vacant land in the townships of Frecheville, Stoughton, and Mistaken Islands in Northeastern Ontario, Canada. Ontario's Ministry of Northern Development and Mines issued 31 claim numbers for these claims. The Company owns a 100% interest in these claims, and has named them the "Ponderosa" property. We have no plans to explore the Ponderosa claims at this time, as our current focus is on exploring the Big Monty Claims and completing the terms of the Flex Agreement.On August 15, 2015 the Company reverse split its issued shares on the basis of one post-split share for every two hundred pre-split shares. On July 15, 2016, the company forward split its issued shares on the basis of three post-split shares for every one pre-split share. On July 5, 2016, we entered into a Share Lock-Up Agreement with Flex Mining Ltd., our largest shareholder, Mr. Vallos, our sole officer and director, and Mr. Morrow, our advisor and consultant.

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

To become profitable and competitive, we commence exploration of the Big Monty Claims or we must find an alternate mining claim. We must obtain equity or debt financing to provide the capital required implement our phased exploration program.We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from other sources. Our only other source for cash is investments by others in the Company.

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

We estimate we will require $212,125 in cash over the next twelve months. For a detailed breakdown refer to “Liquidity and Capital Reserves”. In addition cash will be required to cover the phase one cost of completing the exploration work for the Big Monty Claims during that period is estimated at $67,500; and, if required the phase two costs estimated at $310,400.

Comparison of Operations for the year ended July 31, 2016 (YE2015) compared to year ended July 31, 2015 (YE2015)

	July 31, 2016	July 31, 2015	Difference	Explanation
Change in Derivative Benefit	1,223,529	-	1,223,529	Resulted in changes of share price at year end on convertible debt
Amortization of Deferred Charges	209,589	-	209,589	Finders fees and legal costs associated with the convertible debt are being amortized over the life of the loans.
Amortization of Debt Discount	157,533	-	157,533	Amortization of debt discounts of convertible debt
Impairment loss on Mineral Property	23,500,000	-	23,500,000

The properties were acquired by issuing 23,500,000 shares. The market value at the time of issue was $1.00 per share resulting in a cost of $23,500,000. As the value of the property is unknown at this time, the Company has written off the cost of the property.

(Gain) loss on extinguishment of debt	(96,819)	(72,328)	(24,491)	Purchase of convertible debt for $5,000 resulted in gain on debt extinguishment
Shares for services	280,000	-	280,000	400,000 shares were issued to a director of the Company, 210,000 shares to consultants to the Company. The market price of the shares at issue was $280,000.
Interest Expense	118,545	14,929	103,616	Reflects interest on convertible debt and amortization of deferred charges, and buy out of existing convertible debt
Consulting	182,845	-	182,845	Consulting costs increased due to money raising activities.
Legal	130,426	12,940	117,486	due to getting listed on QBX, getting property transferred, reverse merger and name change.
Filing expenses	25,422	8,005	17,417	due to Listing fees $12,500 on QBX.
Audit and Accounting	30,750	25,000	5,750	Due to increased activity
Transfer Agent	13,676	1,335	12,341	Increased number of share issues
Travel	2,000	-	2,000
Rent	5,600	-	5,600
Other	2,696	-	2,696

Net Loss (Income)	25,785,792	(10,119)	25,795,911

Balance Sheets

Total cash and cash equivalents, as of July 31, 2016 was $2,573 ($nil- 2015). Our working capital deficiency as at July 31, 2016 was $1,951,878 and as of July 31, 2015, $272,294. Total stockholders’ deficiency as of July 31, 2016 was $1,900,878 and $272,294 as at July 31, 2015. Total shares outstanding as at July 31, 2016 was 103,096,935 and 676,575as at July 31, 2015.

Our mineral properties are the Big Monty Claim:

We have staked 31 mining claims consisting of 329 mining units and totaling 13,008 acres of vacant land in the townships of Frecheville, Stoughton, and Mistaken Islands in Northeastern Ontario, Canada. Ontario's Ministry of Northern Development and Mines issued 31 claim numbers for these claims. The Company owns a 100% interest in these claims, and has named them the "Ponderosa" property. We have no plans to explore the Ponderosa claims at this time, as our current focus is on exploring the Big Monty Claims and completing the terms of the Flex Agreement.

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

Liquidity and Capital Resources

As of July 31, 2016, our total assets were $53,573 and our total liabilities were $1,954,451.

Not including the cost of completing the exploration phase of our Big Monty Claims, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$15,500
Edgar filing fees	(ii)	6,000
Filing fees – Nevada; Securities of State	(ii)	375
Office and general expenses	(iv)	43,000
Flex Mining	(v)	9,000
Estimated expenses for the next twelve months		73,875

Account payable as at July 31, 2016		138,250
Cash required for the next twelve months		$212,125

(i)	Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

October 31, 2015	10-Q	1,500	1,500	3,000
January 31, 2015	10-Q	1,500	1,500	3,000
April 30, 2015	10-Q	1,500	1,500	3,000
July 31, 2016	10-K	3,000	3,500	6,500
Estimated total		$7,500	$8,000	$15,500

(ii)	Edgar filing fees

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

(v)

Pursuant to the Flex Agreement and the Flex Addendum, we were required to pay $15,000 to Flex within 180 days following the Effective Date of the Flex Addendum. To date, we have paid $6,000 to Flex. The amount noted above represents the outstanding amount owed to Flex pursuant to the Flex Addendum.

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of July 31, 2016, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 76,378,875 shares.

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

In the future, our common stock trading price might be volatile with wide fluctuations. Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended July 31, 2016 have been examined by our independent accountants, ZBS Group LLP. and attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2016 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of July 31, 2016 as a result of material weaknesses in internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and were under the supervision of the Company’s Chief Executive Officer, Christopher Vallos. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

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

As of July 31, 2016, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the year ended July 31, 2016, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s )	Age

Christopher P. Vallos 3401 Enterprise Parkway, Suite 340 Beachwood OH 42122	Chief Executive Officer, Chief Financial Officer, President and Director (1)	42

_________

(1)	Christopher Vallos, was appointed as the sole director by the Shareholders on September 3, 2014. Bob Hogarth and Richard W Markle were appointed as directors on November 7, 2012 as, President and the Chief Executive Officer, and Secretary Treasurer, respectively on the same day. Mr. Markle has subsequently resigned. Mr. Hogarth was not reappointed by the Shareholders as a Director. Effective September 3, 2014, Christopher Vallos was appointed Chief Executive Officer, Chief Financial Officer, President, and Secretary-Treasurer of the Company.

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

Committees of the Board of Directors

Our Board of Directors held no formal meetings in the prior fiscal year. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We do not currently have a standing audit, nominating or compensation committee of the Board of Directors, or any committee performing similar functions. Our Board of Directors performs the functions of audit, nominating and compensation committees.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.

Accordingly, our audit committee is currently comprised of Christopher Vallos, our sole director.

Audit Committee Financial Expert

We currently have not designated anyone as an "audit committee financial expert," as defined in Item 407(d)(5) of Regulation S-K as we have not yet created a separate audit committee of the Board of Directors.

Nominations to the Board of Directors

Our directors play a critical role in guiding our strategic direction and overseeing the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment. In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by the shareholders. If a shareholder wishes to formally place a candidate's name in nomination, however, he or she must do so in accordance with the provisions of the Company's Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o Gold Lakes Corp., 3401 Enterprise Parkway, Suite, 340, Beachwood, Ohio 44122. As of July 31, 2016, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Christopher Vallos currently serves as the Company's principal executive officer and sole director. The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources. The Board of Directors will continue to evaluate the Company's leadership structure and modify as appropriate based on the size, resources and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company's risk oversight function.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Code of Ethics

Our Board of Directors adopted a Code of Ethics for the Board of Directors on January 19, 2007. Our Code of Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of our Company and our officers and directors to our shareholders, employees, customers, lenders and other organizations. Our Code of Ethics addresses general business ethical principles and other relevant issues.

Family Relationships

There are no family relationships between or among any of our directors, executive officers, significant employees, and any incoming directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended July 31, 2016, our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Compensation to our directors and officers was paid as follows:

Summary Compensation Table

				Long Term Compensation
	Annual Compensation			Awards		Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compen sation ($)

Christopher Vallos, President, CEO, CFO and Director	2014	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-
	2016	36,000	-0-	171,960	-0-	-0-	-0-

Bob Hogarth President, CEO, CFO and Director	2014	-0-	-0-	-0-	-0-	-0-	-0-

Employment Agreements

We currently have an employment agreement in place with our sole director and principal executive officer, Christopher Vallos, which was executed on October 15, 2015. Pursuant to the terms of the employment agreement, we agreed to pay Mr. Vallos an annual base salary of $36,000 and 400,000 pre-split (or 1,200,000 post-split) restricted shares of common stock for his services to the Company. During the period, the Company has paid its officer consulting fees of $31,000 and rent of $5,600

Mr. Vallos' employment agreement includes provisions which state that if his employment is terminated (i) upon a change in control of the company, Mr. Vallos is entitled to 3 times the sum of his annual base salary and target bonus within 60 days following his termination, or (ii) involuntarily by the Company, or voluntarily for good reason by Mr. Vallos, he will be entitled to 1.5 times the sum of his annual base salary and target bonus within 60 days following such termination.

Previously, we had consulting agreements in place with Edwin Morrow and Richard Malasek, our previous officers or directors. Mr. Malasek is no longer with the Company. Under our prior agreement with Mr. Morrow, Mr. Morrow was to be paid $1,500 per month, and was to receive 100,000 pre-split (or 300,000 post-split) restricted shares of common stock. Mr. Morrow currently serves as a consultant for the Company, receiving $1,500 monthly for his consulting services. In connection with his prior and current consulting agreements, the Company has issued 200,000 pre-split (or 600,000 post-split) restricted shares of common stock to Mr. Morrow as partial payment for his services to the Company.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

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

The following table sets forth, as at November 2, 2016, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Flex Mining Ltd. 4540 21st St. NW, Calgary AB T3B 0W4 Canada	70,500,000	68.38%

Common Stock	Christopher P. Vallos 573 Monroe Blvd Painesville Ohio 44077	1,200,000	1.16%

Common Stock	Greater than 5% shareholders as a Group (2 persons)	71,700,000	69.54%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

Our largest shareholders, Flex Mining Ltd., owns, 70,500,000 issued and outstanding shares of our common stock. All of these shares are “restricted shares” as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

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

Description of Our Securities

We have only common shares authorized and there are no preferred shares or other forms of shares. Our authorized common stock consists of 500,000,000 shares of common stock, par value $0.001 per share. The holders of our common stock:

•	have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by our Board of Directors;

•	are entitled to share ratably in all of our assets available for distribution upon winding up of our affairs; and

•	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and

•	are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders.

The shares of common stock do not have any of the following rights:

•	preference as to dividends or interest;

•	preemptive rights to purchase in new issues of shares;

•	preference upon liquidation; or

•	any other special rights or preferences.

All our shares of common stock now issued and outstanding are fully paid and non-assessable.

Convertible Securities

There are currently five promissory notes for the amount of $524,125 which are convertible into shares of the Company on demand as follows:

Issue Date	Expiry date	Amount of Loan	Interest rate	# of shares convertible to at July 31, 2016
7/31/2012	7/31/2013	$40,000	10%	47,200,000
1/22/16	1/22/2017	40,500	12%	253,382
3/11/16	3/11/17	335,000	8%	1,896,688
7/13/2016	7/13/2017	55,125	10%	313,618
7/14/2016	4/14/2017	53,500	12%	304,575
Total Loans		$524,125		49,968,264

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since our inception, or any currently proposed transactions, or series of similar transactions, to which Gold Lakes was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by Gold Lakes to own of record or beneficially more than 5% of any class of Gold Lakes’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

On August 28, 2015, we entered into an Equity Participation and Earn-In Agreement (the "Flex Agreement") with Flex Mining Ltd., a Delaware corporation ("Flex"), pursuant to which we issued 23,500,000 (pre-split) shares of restricted common stock to Flex, making Flex the holder of approximately 99% of our issued and outstanding stock at that time. As of July 14, 2016, Flex owned 22,100,000 (pre-split) shares of our common stock, amounting to approximately 64.59% of our issued and outstanding stock. Under the terms of the Flex Agreement, we became eligible to earn 100% of the issued and outstanding shares of Flex by investing $1,000,000 in property expenditures on Flex's properties over the next three years.

On March 21, 2016, we entered into an Addendum to Equity Participation and Earn-In Agreement (the "Flex Addendum") with Flex, which transformed our arrangement from an equity earn-in agreement to an asset acquisition. Under the Flex Addendum, we acquired substantially all of Flex's assets, including the Big Monty Claims in Northern Ontario, Canada, in consideration for our prior equity issuance to Flex, a commitment to pay $15,000 in cash to Flex within 180 days after the effective date of the Flex Addendum, and our commitment to incur $1 million in required expenditures over the next three years on the Big Monty Claims. If we are unable to incur the expenditures required, we may satisfy any deficiency by making an equivalent cash payment to Flex. If we fail to incur the required expenditures under the Flex Addendum, Flex will have the option to repurchase the assets from us at a price to be mutually agreed upon by the parties.

On October 15, 2015, we entered into an employment agreement with Mr. Vallos, pursuant to which we agreed to pay Mr. Vallos an annual base salary of $36,000 and 400,000 (pre-split) restricted shares of common stock for his services to the Company as our Chief Executive Officer and Chief Financial Officer. On October 15, 2015, we issued such 400,000 (pre-split) shares of common stock to Mr. Vallos as compensation for his services. The approximate dollar value of the amount involved in this issuance was $172,000. During the period, the Company has paid its officer consulting fees of $31,000 and rent of $5,600

.

On July 5, 2016, we entered into a Share Lock-Up Agreement with Flex Mining Ltd., our largest shareholder, Mr. Vallos, our sole officer and director, and Mr. Morrow, our advisor and consultant. The purpose of the Share Lock-Up Agreement was to ensure that our largest shareholder, officers and advisors would not pledge, assign, encumber, contract to sell, sell, or otherwise transfer or dispose of any shares of our common stock for a period of 120 days following the effective date of the Share Lock-Up Agreement. In exchange for his compliance with the Share Lock-Up Agreement, we agreed to issue 50,000 pre-split (or 150,000 post-split) restricted shares of common stock to Mr. Vallos upon the expiration of the 120-day lock-up period. The approximate dollar value of the amount involved in this issuance was $18,500, based upon the closing price of $0.37 per pre-split share (or $0.12 per post-split share) of our common stock as of July 5, 2016.

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

The aggregate fees billed by the independent registered accountants for the period ended July 31, 2016 for professional services for the review of the quarterly financial statements as at July 31, 2015; October 31, 2015; and January 31, 2015, annual financial statements as of July 31, 2015 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:

2016	$16,250
2015	$16,000

(2)	Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Gold Lakes’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)	Tax Fees

The aggregate fees billed during the years ended July 31, 2016 and 2015 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)	All Other Fees

The aggregate fees billed during the years ended July 31, 2016 and 2015 for other fees charged by the principal accountants other than those disclosed in (1) and (3) above was NIL.

(5)	Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with us to make any pre-approval policies meaningful. Once we have elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Gold Lakes’ Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

3 (i)	Articles of Incorporation (incorporated by reference from Gold Lakes’ registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

3 (ii)	By-laws (incorporated by reference from Gold Lakes’ Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

4	Stock Specimen (incorporated by reference from Gold Lakes’ Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Gold Lakes’ Registration Statement on Form SB-2 filed on September 5, 2007, Registration No. 333-145879)

10.2

Corporate Acquisition Agreement between Gold Lakes, Touchstone Ventures Ltd, and Touchstone Precious Metals, Inc dated September 24, 2010 (incorporated by reference from Gold Lakes’ Form 10K for the year ended July 31, 2010)

10.3

 Letter Agreement dated May 15, 2010 between Peter Osha and Touchstone Precious Metals, Inc. regarding the Option to Purchase the Lucky Thirteen Claim from Peter Osha. (incorporated by reference from Gold Lakes’ Form 10K for the year ended July 31, 2010)

10.4

Extension Agreement dated October 14, 2010 between Peter Osha, Touchstone Ventures Ltd, Touchstone Precious Metals Inc., and Gold Lakes Corp. (incorporated by reference from Gold Lakes’ Form 10Q for the Quarter ended October 31, 2010)

10.5	Property Acquisition and Royalty Agreement dated January 16, 2011 between Gold Lakes Corp. and Peter Osha (incorporated by reference from Gold Lakes’ Form 10Q for the Quarter ended January 31, 2011)

10.6

Joint Venture Agreement dated May 12, 2011 between Big Rock Resources Ltd. and Gold Lakes Corp. regarding the development of the Lucky Thirteen Claim. (incorporated by reference from Gold Lakes’ Form 8K filed May 14, 2011).

10.7

Letter of Intent dated June 14, 2011 between Montana Mining Company and Gold Lakes Corp. regarding the acquisition of the Big Bear Claims 1-9 located in San Bernardino County, California (incorporated by reference from Gold Lakes’s Form 8K filed June 20, 2011).

44

10.8

Revised Acquisition Agreement dated July 7, 2011 between Montana Mining Company and Gold Lakes Corp. regarding the acquisition of the Big Bear Claims 1-9 located in San Bernardino County, California (incorporated by reference from Gold Lakes’s Form 8K filed July 12, 2011).

10.9

Joint Venture Agreement dated July 22, 2011 between Bentall Fairview Resources Ltd. and Gold Lakes Corp. regarding the development of the Big Bear Claims. (incorporated by reference from Gold Lakes’ Form 8K filed July 22, 2011).

10.10

Property Acquisition and Royalty Agreement dated September 20, 2011 between Gold Lakes Corp. and Laguna Finance Ltd. regarding the acquisition of the Moutauban Gold Tailing Claims located in near Quebec City, Canada (incorporated by reference from Gold Lakes’ Form 8K filed September 28, 2011) .

10.11	Equity Participation and Earn In Agreement with Flex Mining Ltd. dated August 28, 2015 between Gold Lakes Corp. and Flex Mining Ltd. regarding the acquisition of the Big Monty Claims in Northern Ontario, Canada (incorporated by reference from Gold Lakes’ Form 8K filed August 28, 2015).

10.12	Securities Purchase Agreement, Registration Rights Agreement, Convertible Note and Warrants dated March 15, 2016. (incorporated by reference from Gold Lakes’ Form 8K filed March 15, 2016).

10.13	Addendum to Equity Participation and earn-In Agreement dated August 28, 2015. (incorporated by reference from Gold Lakes’ Form 8K filed March 21, 2016).

10.14	Senior Demand Promissory Note and Note Purchase Agreement pursuant to the Securities Purchase Agreement, Registration Rights Agreement, Convertible Note and Warrants dated May 16, 2016. (incorporated by reference from Gold Lakes’ Form 8K filed May 16, 2016).

31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data Files

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD LAKES CORP. (Registrant)

Date: November 14, 2016	By:	/s/ Christopher Vallos
Christopher Vallos
Chief Executive Officer Chief Financial Officer, President and Director

46

Financial Statements. The following financial statements are included in this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Gold Lakes Corp.

We have audited the accompanying balance sheets of Gold Lakes Corp. as of July 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended July 31, 2016. Gold Lakes Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Lakes Corp.as of July 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 10 to the financial statements, the company has accumulated losses since inception, and negative working capital. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matter are also described in note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZBS Group LLP

Plainview, NY

November 10, 2016

255 Executive Drive, Suite 400 Plainview, New York 11803

Tel: (516) 394-3344 Fax: (516) 908-7867 www.zbscpas.com

GOLD LAKES CORP.

BALANCE SHEETS

	July 31, 2016	July 31, 2015
ASSETS
CURRENT ASSETS

Cash	$2,573	$-
Total Current Assets	2,573	-
LONG TERM ASSETS		-
Investment in mineral property	51,000	-
TOTAL ASSETS	$53,573	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued interest	$120,750	$110,204
Due to related party	17,500	24,590
Promissory notes payable	141,500	21,500
Derivative liability	1,600,752	-
Convertible notes payable (net of unamortized discounts of $326,590 and $0 respectively, and net of deferred charges of $123,586 and $0 respectively)	73,949	116,000
Total Current Liabilities	1,954,451	272,294

TOTAL LIABILITIES	1,954,451	272,294

STOCKHOLDERS' DEFICIT
Common stock 500,000,000 shares authorized, at $0.001 par value; 103,096,935 and 676,575 shares issued and outstanding as of July 31, 2016 and July 31, 2015	103,097	677
Additional paid in capital	24,432,977	378,189
Accumulated Deficit	(26,436,952)	(651,160)

Total Stockholders' Deficiency	(1,900,878)	(272,294)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$53,573	$-

The accompanying notes are an integral part of these financial statements.

GOLD LAKES CORP.

STATEMENTS OF OPERATIONS

	Year ended July 31, 2016	Year ended July 31, 2015

REVENUES	$-	$-

EXPENSES
General and administrative	393,415	47,284
Impairment loss on mineral claim	23,500,000	-
TOTAL EXPENSES	23,893,415	47,284
OTHER EXPENSES
Loss on valuation and revaluation of derivative liability	1,223,529	-
Amortization of deferred charges	209,589	-
Amortization of debt discount	157,533	-
(Gain) Loss on extinguishment of debt	(96,819)	(72,328)
Shares issued for compensation	280,000	-
Interest expense	118,545	14,929
TOTAL OTHER EXPENSES (INCOME)	1,892,377	(57,399)
NET INCOME (LOSS)	$(25,785,792)	$10,115

NET LOSS PER COMMON SHARE

Basic	$(0.29)	$0.01
Fully Diluted	$(0.17)	$0.00

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic	87,971,428	676,575
Fully Diluted	153,065,199	151,476,935

The accompanying notes are an integral part of these financial statements.

GOLD LAKES CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

For the years ended July 31, 2016 and 2015

			Capital in
	Common Shares Issued	Stock Amount	Excess of Par Value	Accumulated Deficit	Total

Balance as at August 1, 2014	676,575	$677	$377,673	$(661,275)	$(282,925)
Inferred interest on related party advances	-	-	516	-	516
Net operating income for the year ended July 31, 2015	-	-	-	10,115	10,115
Balance as at July 31, 2015	676,575	677	378,189	(651,160)	(272,294)
Interest on related party advances	-	-	945	-	945
Stock issued for mineral property acquisition	70,500,000	70,500	23,429,500	-	23,500,000
Stock issued for satisfaction of debt	30,090,000	30,090	346,173	-	376,263
Shares for compensation	1,830,000	1,830	278,170	-	280,000
Excess stock due to stock split	360	-	-	-	-
Net operating loss for the year ended July 31, 2016	-	-	-	(25,785,792)	(25,785,792)
Balance as at July 31, 2016	103,096,935	$103,097	$24,432,977	$(26,436,952)	$(1,900,878)

_________

(1)	Reflects the 200:1 reverse stock split on August 21, 2015 and the 3:1 forward stock split on July 14, 2016

The accompanying notes are an integral part of these financial statements.

GOLD LAKES CORP.

STATEMENTS OF CASH FLOWS

	Year ended July 31, 2016	Year ended July 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) profit	$(25,785,792)	$10,115
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral claims	23,500,000	-
Interest inferred on debt	945	516
Stock issued for compensation	280,000	-
Amortization of debt discounts and deferred charges	439,374	-
Loss from valuation and revaluation of convertible debt	1,223,529
Gain on debt settlement	(96,819)	(72,328)
Changes in operating assets and liabilities
Accounts payable	10,546	37,107
Due to related party	17,500	-
Net cash (used in) operating activities	(410,717)	(24,590)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral lease	(51,000)	-
Net cash (used in) investing activities	(51,000)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes	120,000	-
Proceeds from convertible debt	498,880
Proceeds from related party advances	-	24,590
Repayment of related party advances	(24,590)	-
Repayment of convertible notes	(130,000)	-
Net cash provided by financing activities	464,290	-
Net (Decrease) Increase in Cash	2,573	-
Cash at Beginning of Year	-	-
CASH AT END OF YEAR	$2,573	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCIAL ACTIVITIES
Shares issued for property	$23,500,000	$-
Conversion of convertible to common stock	$376,063	$-

OTHER SUPPLEMENTAL DISCLOSURE
Taxes paid	$-	$-
Interest paid	$61,080	$-

The accompanying notes are an integral part of these financial statements

GOLD LAKES CORP.

NOTES TO FINANCIAL STATEMENTS

July 31, 2016

1. ORGANIZATION

The Company, Gold Lakes Corp., was incorporated under the laws of the State of Nevada on January 18, 2007 with the authorized capital stock of 300,000,000 shares at $0.001 par value. On April 30, 2008, the Secretary of State for Nevada approved an amendment to the Articles of Incorporation where the total number of shares of common stock was increased to 500,000,000 shares of common stock with a par value of $0.001 per share. The Company was organized for the purpose of acquiring and developing mineral properties. On August 15, 2015 the Company reverse split its issued shares on the basis of one post-split share for every two hundred pre-split shares. On July 15, 2016, the company forward split its issued shares on the basis of three post-split shares for every one pre-split share.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of July 31, 2016 and July 31, 2015, the Company has 49,968,264 and 148,695,755, respectively, of common stock equivalents outstanding, calculated using the if-converted method.

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

July 31, 2016

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

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Currently, the Company’s cash is held in an attorney’s trust account and that there is no restrictions on cash at year end.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation. On July 16, 2016, the Company forward split its shares on basis of three to one. The financial statements have been restated under the guidance of SAB Topic 4C.

GOLD LAKES CORP.

NOTES TO FINANCIAL STATEMENTS

July 31, 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Disclosures of Uncertainties about an Entity’s ability to continue as a Going Concern. The Company has reviewed the applicable ASU and has quantified the effects of this pronouncement, and has provided the requisite disclosure in the financial statements.

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

3. MINERAL PROPERTIES

On April 21, 2016, we staked 31 mining claims consisting of 329 mining units and totaling 13,008 acres of vacant land in the townships of Frecheville, Stoughton, and Mistaken Islands in Northeastern Ontario, Canada. Ontario's Ministry of Northern Development and Mines issued 31 claim numbers for these claims. The Company owns a 100% interest in these claims, and has named them the "Ponderosa" property. We have no plans to explore the Ponderosa claims at this time, as our current focus is on exploring the Big Monty Claims and completing the terms of the Flex Agreement.

On August 28, 2015, we entered into an Equity Participation and Earn-In Agreement (the "Flex Agreement") with Flex Mining Ltd., a Delaware corporation ("Flex"), pursuant to which we issued 23,500,000 (pre-split) shares of restricted common stock to Flex. Under the terms of the Flex Agreement, we became eligible to earn 100% of the issued and outstanding shares of Flex by investing $1,000,000 in property expenditures on Flex's properties over the next three years. Flex owns 100% of six mining claims, named the Big Monty Claims, in the historic Abitibi Greenstone Belt in Northern Ontario. We plan to conduct exploration activities on the Big Monty Claims.

GOLD LAKES CORP.

NOTES TO FINANCIAL STATEMENTS

July 31, 2016

3. MINERAL PROPERTIES (Continued)

On March 21, 2016, we entered into an Addendum to Equity Participation and Earn-In Agreement (the "Flex Addendum") with Flex. Under the terms of the Flex Addendum, in consideration for our prior equity issuance to Flex and an agreement to pay $15,000 to Flex within 180 days after the effective date of the Flex Addendum, Flex agreed to sell, convey, assign and transfer substantially all of its assets, including the Big Monty Claims (the "Assets") to us. To date, $6,000 of the $15,000 payment to Flex has been made. As partial consideration for the acquisition of the Assets, the Flex Addendum requires us to incur the following expenditures over the next three years relating to the Big Monty Claims: (1) not less than $250,000 in expenditures on or before the first anniversary of the effective date of the Flex Addendum; (2) not less than $350,000 in additional expenditures on or before the second anniversary of the effective date of the Flex Addendum; and (3) not less than $400,000 in additional expenditures on or before the third anniversary of the effective date of the Flex Addendum. If we are unable to incur the expenditures required, we may satisfy any deficiency by making an equivalent cash payment to Flex. If we fail to incur the required expenditures under the Flex Addendum, Flex will have the option to repurchase the Assets from us at a price to be mutually agreed upon by the parties.

The Company has incurred expenditures of $51,000 renewing the mining claims and planning the exploration during the year.

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

GOLD LAKES CORP.

NOTES TO FINANCIAL STATEMENTS

July 31, 2016

4. CONVERTIBLE NOTES PAYABLE

Issue Date	Expiry date	Amount of Loan	Interest rate	Unamortized Debt Discount	Net Carrying Amount
7/31/2012	7/31/2013	$40,000	10%	$-	$40,000
1/22/16	1/22/2017	40,500	12%	19,312	21,188
3/11/16	3/11/17	335,000	8%	204,671	130,329
7/13/2016	7/13/2017	55,125	10%	52,427	2,698
7/14/2016	4/14/2017	53,500	12%	50,180	3,320
Total Loans		$524,125		$326,590	$197,535
Less deferred charges					(123,586)
Net Carrying Value					$73,949

On July 31, 2012, the Company converted $40,000 in accounts payable to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is currently in arrears and is due and payable on demand. The note is convertible into shares of the Company's common stock at a conversion price of $0.001. The Company is currently in default on this note. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company amortized the discount on the debt equal to the face value, in the amount of $40,000 for the year ended July 31, 2013. This discount was amortized to interest expense. During the period ended July 31, 2016, $8,800 of debt was converted into 8,800,000 pre-split (or 26,400,000 post-split) shares of common stock. We have not received any notice of default from the lender; however, we do intend to pay off the amount owed under this note in the future when we have sufficient funding. The current accrued interest on the note is $7,200.

On July 31, 2012, the Company converted $76,000 in advances to a convertible promissory note. The note had a 10% per annum interest rate and a maturity date of July 31, 2013. The note was in arrears and is due and payable on demand. The note was convertible into shares of the Company's common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. On December 23, 2015, The Company acquired the full face of the $76,000 promissory note and the $25,819 of accrued interest for $5,000. This resulted in a gain on the settlement of debt of $96,819.

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

GOLD LAKES CORP.

NOTES TO FINANCIAL STATEMENTS

July 31, 2016

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

 On December 21, 2015, the Company issued a $50,000 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of December 21, 2017. Closing costs of $5,000 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $50,000 has been recorded and is being amortized over the life of the loan. On July 18, 2016, the Company paid out the loan in full for $82,378. The conversion benefit recorded was reversed and the unamortized portion of the finder's fees and legal expenses deferred were expensed.

On December 21, 2015, the Company issued a $50,000 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of December 21, 2017. Closing costs of $5,000 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $50,000 has been recorded and is being amortized over the life of the loan. On July 18, 2016, the Company paid out the loan in full for $82,378. The conversion benefit recorded was reversed and the unamortized portion of the finder's fees and legal expenses deferred were expensed.

On December 21, 2015, the Company issued a $30,000 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of December 21, 2017. Closing costs of $3,500 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $30,000 has been recorded and is being amortized over the life of the loan. On July 18, 2016, the Company paid out the loan in full for $37,296. The conversion benefit recorded was reversed and the unamortized portion of the finder's fees and legal expenses deferred were expensed.

On January 22, 2016, the Company issued a $35,500 convertible promissory note. This was increased to $40,500 due to a standby agreement. The note has an 12% per annum interest rate and a maturity date of January 22, 2017. Closing costs of $9,050 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $35,500 has been recorded and is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $116,548 at July 31, 2016.

On February 25, 2016, the Company issued a $27,500 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of February 25, 2017. Closing costs of $9,050 were being amortized over the life of the loan. The note was convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $27,500 has been recorded and is being amortized over the life of the loan. On July 25, 2016, the promissory note was paid out by the Company by issuing 450,000 common shares of the Company.

GOLD LAKES CORP.

NOTES TO FINANCIAL STATEMENTS

July 31, 2016

4. CONVERTIBLE NOTES PAYABLE (continued)

On March 14, 2016, the Company issued a $535,000 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of March 11, 2017. Closing costs of $35,000 and the $250,000 loan discount are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. On July 12, 2016, the $200,000 of the promissory note and $16,000 of the accrued interest payable was paid out by the Company by issuing 3,240,000 common shares of the Company. The remaining conversion benefit of $267,500 has been recorded and is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $1,106,220 at July 31, 2016.

On July 14, 2016, the Company issued a $53,500 convertible promissory note. The note has an 12% per annum interest rate and a maturity date of April 14, 2017. Closing costs of $6,000 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $53,500 has been recorded and is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $173,450 at July 31, 2016.

On July 16, 2016, the Company issued a $55,125 convertible promissory note. The note has an 10% per annum interest rate and a maturity date of July 16, 2017. Closing costs of $5,125 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $55,125 has been recorded and is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $182,539 at July 31, 2016.

5. RELATED PARTY TRANSACTIONS

During the period, the Company has paid its officer consulting fees of $31,000 (2015 - $nil) (2015 - $nil). On October 15, 2015, the Company remunerated the officer of the Company 1,200,000 (400,000 pre-split) shares of the Company's common stock. The price of the stock was $0.43 and a charge of $172,000 has been expensed as Shares for Service. The Company owed its officer for salary payable $17,500 as at July 31, 2016, (2015 - $nil). The Company owed a shareholder of the Company $24,590 for consulting fees as at July 31,2015.

6. SHARES FOR SERVICE

On November 1, 2015, there was 600,000 (200,000 pre-split) shares issued to a consultant. At the issue date, the fair market value of the shares was $0.50 and a charge of $100,000 has been expensed as Shares for Service. On April 1, 2016, there was 30,000 (10,000 pre-split) shares issued to a consultant for services. At the issue date, the fair market value of the shares was $0.80 and a charge of $8,000 has been expensed.

7. NOTE PAYABLE

Issue Date	Expiry date	Amount of Loan	Interest rate
7/31/2012	7/31/2013	$21,500	10%
7/14/2016	7/14/2017	70,000	8%
7/5/2016	7/14/2017	50,000	8%
Total Loans		$141,500

 GOLD LAKES CORP.

NOTES TO FINANCIAL STATEMENTS

July 31, 2016

7. NOTES PAYABLE (continued)

The Company has received $17,500 under a 10% promissory note agreement with a third party in July 2012. An additional $4,000 was received under this Note in 2014. Interest and principal were due on September 15, 2012. The Company is currently in default on this Note. Per the note agreement, interest of $11,768 was accrued through July 31, 2016 and has been disclosed on the balance sheets as accounts payable and accrued interest.

On July 14, 2016, the Company received $70,000 under a 8% promissory note agreement with a third party due July 14, 2017. Per the note agreement, interest of $414 was accrued through July 31, 2016 and has been disclosed on the balance sheets as accounts payable and accrued interest.

On July 5, 2016, the Company received $50,000 under a 8% promissory note agreement with a third party due July 14, 2017. Per the note agreement, interest of $296 was accrued through July 31, 2016 and has been disclosed on the balance sheets as accounts payable and accrued interest.

8. INCOME TAX

The Company’s deferred tax assets, and valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ended	Estimated NOL Carry-Forward $	NOL expires	Estimated Tax Benefit from NOL (2) $	Valuation Allowance from NOL Benefit $	Net Tax Benefit
2007	22,659	2027	7,704	(7,704)	-
2008	57,226	2028	19,456	(19,456)	-
2009	36,149	2029	12,291	(12,291)	-
2010	24,511	2030	8,334	(8,334)	-
2011	229,394	2031	77,994	(77,994)	-
2012	103,503	2032	35,191	(35,191)	-
2013	164,675	2033	55,990	(55,990)	-
2014	23,158	2034	7,874	(7,874)	-
2015	62,213	2035	21,152	(21,152)	-
2016 (1)	1,062,263	2036	361,169	(361,169)
Total	1785,751		607,155	(607,155)	-

_________

(1)	Net loss for year $25,785,792 less permanent difference of $23,500,000 due to write down in investment in Flex Mining Ltd. and non-deductible changes in derivative valuation of $1,223,529 resulting in approximate NOL of $1,062,263.
(2)	The total losses carried forward to July 31, 2016 was $1,785,751. The total amount of loss available for valuation allowance as of July 31, 2016 was $607,155. With an average tax rate of 34%, the estimated valuation allowance is $607,155.

As of July 31, 2016, and 2015, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended July 31, 2016, and 2015 and no interest or penalties have been accrued as of July 31, 2016 and 2015.

GOLD LAKES CORP.

NOTES TO FINANCIAL STATEMENTS

July 31, 2016

8. INCOME TAX (continued)

The tax years from 2009 and forward have not been filed and remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

On July 15, 2016, upon completion of processing from the Financial Industry Regulatory Authority (FINRA), Gold Lakes Corp. (the "Company") effected a 3 for 1 forward stock split by way of a stock dividend, of all of its issued and outstanding shares of common stock (the "Stock Split"). The Stock Split increases the number of the Company's issued and outstanding common stock to 103,096,935 shares,. The Stock Split did not affect the number of the Company's authorized common stock or its par value, which remain at 500,000,000 and $0.001 par value per share, respectively.

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

10. SUBSEQUENT EVENTS

On August 8, 2016, the Company entered a Contracting Agreement with Canadian Exploration Services Limited ("Contractor"), a Canada corporation having offices at 14579 Government Road, Larder Lake, Ontario P0K 1L0. The Agreement calls for the Contractor to conduct a mineral exploration program on the Company's property culminating in the drilling of ten holes totaling 3000 meters in geographic targets. On August 23, 2016, the Ontario Ministry of Northern Development and Mines ("MNDM") acknowledged its receipt of the exploration plan submitted by Gold Lakes Corp. (the "Company") for the Big Monty Property in the Township of Frecheville in Ontario, Canada. MNDM's acknowledgment letter indicates that the Company's exploration plan has been sent to two local Aboriginal communities for review and comment, as required by the notice and consultation provisions of the Ontario Mining Act. The acknowledgment letter states that, unless otherwise directed by the MNDM Director of Exploration, the Company's exploration activities can commence on September 21, 2016, and the plan will be effective for a period of two years thereafter.

On August 24, 2016, MNDM acknowledged its receipt of the exploration permit application submitted by the Company for the Big Monty Property. MNDM's acknowledgment letter indicates that the Company's exploration permit application has been sent to the same two Aboriginal communities for review and comment. MNDM has also posted a proposal for the exploration permit on Ontario's Environmental Registry, where it will be available for public review and comment for a period of 30 days. Depending on the comments MNDM may receive, the Company may be required to participate in the consultation process and provide further information regarding its proposed exploration activities. Consequently, the Company plans to commence exploration activities upon receiving approval from the MNDM Director of Exploration which is expected within 60 days of application.

On October 13, 2016, the Company announced that an exploration permit (PR-16-10942) has been issued by the Ontario Ministry of Northern Development and Mines The exploration permit (the “Permit”) is subject to the requirements of the Mining Act of Ontario and all applicable Provincial Standards for early exploration and is effective for a period of three (3) years with options to renew. The Permit is specific to Gold Lakes’ Big Monty Property. Claims #4282127, 4282128, 4282129, 4282130, 4282131, 4282132, 4282133, 4282134 and 4282161

