Form 10-K/A
period 2016-07-31
GOLD LAKES CORP.
filed 2016-11-16
CIK 1386936

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

EXPLANATORY NOTE

Gold Lakes Corp. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended July 31, 2016 (the “Form 10-K”) filed with the Securities and Exchange Commission on November 15, 2016. This Amendment No. 1 (the “Amendment”) is solely for the purpose of providing Exhibit 101 – Interactive Data File (XBRL Exhibit) required by Rule 405 of Regulation S-T, which was not included with the Original Filing. No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

In their report dated November 10, 2016, our independent auditors stated that our financial statements for the fiscal year ended July 31, 2016 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of the early stage of our Company with limited operations and resources. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

GOLD LAKES CORP. (Registrant)

Date: November 16, 2016	By:	/s/ Christopher Vallos
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

