Form 10-Q/A
period 2016-04-30
GOLD LAKES CORP.
filed 2016-12-20
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

On July 31, 2012, the Company converted $76,000 in advances to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is currently in arrears and is due and payable on demand. The Company is currently in default on this note. The note was convertible into shares of the Company's common stock at a conversion price of $0.001. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. On December 23, 2015, The Company acquired the full face of the $76,000 promissory note and the $25,819 of accrued interest for $5,000 resulting in a gain on the settlement of debt of $96,819.

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

GOLD LAKES CORP.
(Registrant)

Date: December 20, 2016	By:	/s/ Christopher Vallos
Christopher Vallos
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Controller (Principal Accounting Officer) and Director

