Form 10-Q
period 2016-10-31
GOLD LAKES CORP.
filed 2016-12-20
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended October 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File number 333-145879

GOLD LAKES CORP.
(Exact name of registrant as specified in its charter)

Nevada	74-3207964
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3401 Enterprise Parkway Beachwood OH 4122
(Address of principal executive offices)

216-916-9303
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

December 15, 2016: 103,096,935 common shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of GOLD LAKES CORP. at October 31, 2016(with comparative figures as at July 31, 2016) and the statement of operations for the three ended October 31, 2016 and 2015; and the statement of cash flows for the three months ended October 31, 2016 and 2015 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended October 31, 2016 are not necessarily indicative of the results that can be expected for the year ending July 31, 2017.

GOLD LAKES CORP.

CONDENSED BALANCE SHEETS

	October 31, 2016 $	July 31, 2016 $
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	6,021	2,573
Total Current Assets	6,021	2,573
LONG TERM ASSETS
Investment in mineral property	66,001	51,000
TOTAL ASSETS	72,022	53,573

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued interest	142,955	120,750
Due to related party	17,750	17,500
Promissory notes payable	121,500	141,500
Derivative liability	1,959,897	1,600,752
Convertible notes payable (net of unamortized discounts of $455,701 and $326,590 respectively, and net of deferred charges of $110,833 and $123,586 respectively)	264,174	73,949
Total Current Liabilities	2,506,276	1,954,451
TOTAL LIABILITIES	2,506,276	1,954,451

STOCKHOLDERS' DEFICIT
Common stock 500,000,000 shares authorized, at $0.001 par value; 103,096,935 shares issued and outstanding as of October 31, 2016, and July 31, 2016	103,097	103,097
Additional paid in capital	24,432,978	24,432,977
Accumulated Deficit	(26,970,329)	(26,436,952)

Total Stockholders' Deficiency	(2,434,254)	(1,900,878)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	72,022	53,573

The accompanying notes are an integral part of these condensed unaudited financial statements.

GOLD LAKES CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended October 31, 2016 $	Three months ended October 31, 2015 $

REVENUES	-	-

EXPENSES
General and administrative	197,707	44,722
Impairment loss on mineral claim	-	23,500,000
TOTAL EXPENSES	197,707	23,544,722
OTHER EXPENSES
Loss on valuation and revaluation of derivative liability	52,561	-
Benefit from conversion of convertible debt	-	4,391,200
Amortization of deferred charges	60,529	-
Amortization of debt discount	198,664	-
Interest expense	23,916	4,454
TOTAL OTHER EXPENSES (INCOME)	335,670	4,395,654
NET INCOME (LOSS)	(533,377)	(27,940,376)

NET LOSS PER COMMON SHARE

Basic	(0.01)	(2.04)
Fully Diluted	(0.00)	(0.11)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic	87,971,428	13,694,469
Fully Diluted	153,065,199	249,576,935

The accompanying notes are an integral part of these condensed unaudited financial statements.

GOLD LAKES CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended October 31, 2016 $	Three months ended October 31, 2015 $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(533,377)	(27,940,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral claims	-	23,500,000
Interest inferred on debt	-	580
Benefit from conversion of debt	-	4,391,200
Amortization of debt discounts	181,530	-
Amortization of debt discounts and deferred charges	60,529	-
Loss from valuation and revaluation of convertible debt	52,561	-
Changes in operating assets and liabilities
Accounts payable	22,205	(1,802)
Due to related party	250	-
Net cash (used in) operating activities	(216,302)	(50,398)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral lease	(15,000)	-
Net cash (used in) investing activities	(15,000)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt net of deferred expenses	314,000	60,500
Debt issue costs	(18,750)	-
Proceeds from related party advances	-	5,990
Repayment of promissory note	(20,000)	-
Repayment of related party advances	-	(15,000)
Repayment of convertible notes	(40,500)	-
Net cash provided by financing activities	234,750	51,490
Net (Decrease) Increase in Cash	3,448	1,092
Cash at Beginning of Period	2,573	-
CASH AT END OF PERIOD	6,021	1,092

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCIAL ACTIVITIES
Shares issued for property	-	23,500,000

OTHER SUPPLEMENTAL DISCLOSURE
Taxes paid	-	-
Interest paid	7,365	-

The accompanying notes are an integral part of these condensed unaudited financial statements

GOLD LAKES CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

October 31, 2016

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of October 31, 2016 and July 31, 2016, the Company has 153,867,007 and 49,968,264, respectively, of common stock equivalents outstanding, calculated using the if-converted method.

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

Advertising and Market Development

The Company expenses advertising and market development costs as incurred. For the three months ended October 31, 2016 - $21,000 and October 31, 2015 $Nil.

GOLD LAKES CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

October 31, 2016

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

GOLD LAKES CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

October 31, 2016

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

GOLD LAKES CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

October 31, 2016

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

The Company has incurred expenditures of $15,000 renewing the mining claims and planning the exploration during the quarter.

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

GOLD LAKES CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

October 31, 2016

4. CONVERTIBLE NOTES PAYABLE

Issue Date	Expiry date	Amount of Loan	Interest rate	Unamortized Debt Discount	Net Carrying Amount

7/31/2012	7/31/2013	$40,000	10%	$-	$40,000
3/11/16	3/11/17	335,000	8%	120,233	214,767
7/13/2016	7/13/2017	55,125	10%	38,648	16,477
7/14/2016	4/14/2017	53,500	12%	32,217	21,283
8/1/2016	8/1/2017	50,000	10%	37,534	12,466
8/04/16	8/04/2017	50,000	8%	37,945	12,055
8/04/16	8/04/2017	83,333	9%	63,242	20,091
8/05/16	5/04/17	52,500	10%	39,987	12,513
8/15/2016	8/15/2017	50,000	10%	39,452	10,548
8/26/2016	5/26/2017	61,250	8%	46,443	14,807
Total Loans		$830,708		$455,701	$375,007
Less deferred charges					(110,833)
Net Carrying Value					$264,174

On July 31, 2012, the Company converted $40,000 in accounts payable to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is currently in arrears and is due and payable on demand. The note is convertible into shares of the Company's common stock at a conversion price of $0.001. The Company is currently in default on this note. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company amortized the discount on the debt equal to the face value, in the amount of $40,000 for the year ended July 31, 2013. This discount was amortized to interest expense. During the period ended July 31, 2016, $8,800 of debt was converted into 8,800,000 pre-split (or 26,400,000 post-split) shares of common stock. We have not received any notice of default from the lender; however, we do intend to pay off the amount owed under this note in the future when we have sufficient funding. The current accrued interest on the note is $8,200.

On January 22, 2016, the Company issued a $35,500 convertible promissory note. This was increased to $40,500 due to a standby agreement. The note has an 12% per annum interest rate and a maturity date of January 22, 2017. Closing costs of $9,050 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $35,500 has been recorded and is being amortized over the life of the loan. A derivative liability was calculated using Black Scholes and is estimated to be $116,548 at July 31, 2016.On August 22, 2016, the Company paid out the loan in full for $65,000. The conversion benefit recorded was reversed and the unamortized portion of the finder's fees and legal expenses deferred were expensed.

On March 14, 2016, the Company issued a $535,000 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of March 11, 2017. Closing costs of $35,000 and the $250,000 loan discount are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. On July 12, 2016, the $200,000 of the promissory note and $16,000 of the accrued interest payable was paid out by the Company by issuing 3,240,000 common shares of the Company. The remaining conversion benefit of $120,233 is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $771,939 at October 31, 2016.

GOLD LAKES CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

October 31, 2016

4. CONVERTIBLE NOTES PAYABLE (continued)

On July 14, 2016, the Company issued a $53,500 convertible promissory note. The note has an 12% per annum interest rate and a maturity date of April 14, 2017. Closing costs of $6,000 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $32,217 has been recorded and is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $134,453 at October 31, 2016.

On July 16, 2016, the Company issued a $55,125 convertible promissory note. The note has an 10% per annum interest rate and a maturity date of July 16, 2017. Closing costs of $5,125 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A remaining conversion benefit of 16,477 is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $128,320 at October 31, 2016.

On August 1 2016, the Company issued a $50,000 convertible promissory note. The note has an 10% per annum interest rate and a maturity date of August 1, 2017. Closing costs of $8,500 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $50,000 has been recorded and is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $133,911 at October 31, 2016.

On August 4, 2016, the Company issued a $83,333 convertible promissory note. The note has an 9% per annum interest rate and a maturity date of August 4, 2017. Closing costs of $12,083 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 55% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $83,333 is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $222,470 at October 31, 2016.

On August 4, 2016, the Company issued a $50,000 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of August 4, 2017. Closing costs of $2,500 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 55% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $50,000 has been recorded and is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $133,163 at October 31, 2016.

On August 5, 2016, the Company issued a $52,500 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of August 5, 2017. Closing costs of $7,500 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 55% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $52,500 has been calculated and is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $140,454 at October 31, 2016.

On August 15, 2016, the Company issued a $50,000 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of August 15, 2017. Closing costs of $10,000 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 55% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $50,000 has been recorded and is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $132,844 at October 31, 2016.

GOLD LAKES CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

October 31, 2016

4. CONVERTIBLE NOTES PAYABLE (continued)

On August 26, 2016, the Company issued a $61,250 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of May 26, 2017. Closing costs of $11,250 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 60% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $61,250 has been recorded and is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $162,343 at October 31, 2016.

5. RELATED PARTY TRANSACTIONS

During the period, the Company has paid its officer consulting fees of $6,000 (2015 - $3,000). The Company owed its officer for salary payable $17,750 as at July 31, 2016, (2015 - $17,500.

6. NOTE PAYABLE

Issue Date	Expiry date	Amount of Loan	Interest rate

7/31/2012	7/31/2013	$21,500	10%
7/14/2016	7/14/2017	50,000	8%
7/5/2016	7/14/2017	50,000	8%
Total Loans		$121,500

The Company has received $17,500 under a 10% promissory note agreement with a third party in July 2012. An additional $4,000 was received under this Note in 2014. Interest and principal were due on September 15, 2012. The

Company is currently in default on this Note. Per the note agreement, interest of $13,082 was accrued through October 31, 2016 and has been disclosed on the balance sheets as accounts payable and accrued interest.

GOLD LAKES CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

October 31, 2016

On July 14, 2016, the Company received $70,000 under a 8% promissory note agreement with a third party due July 14, 2017 and $20,000 was repaid on September 15, 2016. Per the note agreement, interest of $1,826 was accrued through October 31, 2016 and has been disclosed on the balance sheets as accounts payable and accrued interest.

On July 5, 2016, the Company received $50,000 under a 8% promissory note agreement with a third party due July 14, 2017. Per the note agreement, interest of $1,304 was accrued through October31, 2016 and has been disclosed on the balance sheets as accounts payable and accrued interest.

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

8. SUBSEQUENT EVENTS

On December 5, 2016, a stockholder(s) holding 66,300,000 shares, or approximately 61.3%, of our issued and outstanding $0.001 par value common stock ("Common Stock") consented in writing to amend the Company's Articles of Incorporation (the "Certificate of Amendment"). This consent was sufficient to approve the Certificate of Amendment under Nevada law and our Articles of Incorporation. The attached Information Statement describes the Certificate of Amendment that the common stockholders of the Company have approved, which will increase the Company’s authorized shares of common stock to 2,000,000,000 shares from 500,000,000 shares and authorize the Company to issue up to 1,000,000 shares of preferred stock. The Certificate of Amendment will become effective upon filing with the Nevada Secretary of State, which can occur no earlier than twenty (20) calendar days after the filing and dissemination of the Definitive Information Statement.

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

To become profitable and competitive, we commence our exploration of the Big Monty Claims; or we must find an alternate mining claim. We must obtain equity or debt financing to provide the capital required implement our phased exploration program. We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

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

We estimate we will require $187,830 in cash over the next twelve months. For a detailed breakdown refer to “Liquidity and Capital Reserves”. In addition, cash will be required to cover the phase one cost of completing the exploration work for the Big Monty Claims during that period is estimated at $67,500; and, if required the phase two costs estimated at $310,40.

Comparison of the Operating Results for the three months ended October 31, 2016 to October 31, 2015

	October 31, 2016	October 31, 2015	Difference	Explanation

Write down of Mineral Property	-	23,500,000	(23,500,000)

The properties were acquired by issuing 23,500,000 shares. The market value at the time of issue was $1.00 per share resulting in a cost of $23,500,000. As the value of the property is unknown at this time, the Company has written off the cost of the property.

Benefit from conversion of debt	-	4,391,200	(4,391,200)	Different between market value of shares converted from debt and cost of debt.
Amortization of Deferred Charges	60,529	-	60,529	Finders fees and legal costs associated with the convertible debt are being amortized over the life of the loans.
Interest Expense	23,916	4,454	20,312	Reflects interest on convertible debt and promissory notes
Consulting	78,000	24,500	53,500	Consulting costs increased due to money raising activities.
Legal	64,326	9,595	54,731	Due to getting listed on QBX, getting property transferred, reverse merger, name change and review of debt documents.
Advertising and marketing	21,000	-	21,000	Marketing consulting costs
Audit and Accounting	21,000	5,000	16,000	Due to increased activity
Transfer Agent	6,537	1,040	5,497	Increased number of share issues
Other	6,848	4,587	2,261
Change in Derivative Benefit	52,561	-	52,561	Resulted in increase in share price at year end on convertible debt
Amortization of Debt Discount	198,664	-	198,664	Amortization of debt discounts of convertible debt
	533,377	27,940,376	(23,406,999)

Balance Sheets

Total cash, as of October 31, 2016, was$6,021 and July 31, 2016 was $2,573. Our working capital deficiency as at October 31, 2016 was $2,506,255 and as of July 31, 2016, $1,951,878.

Total stockholders’ deficit as of October 31, 2016, was $2,434,254 and $1, 900,878 as at July 31, 2016. Total shares outstanding as at October 31, 2016 and July 31, 2016 was 103,096,935.

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

Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited. If we are unable to raise the necessary funds, we would be required to suspend Gold Lake's operations and liquidate our company.

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

Liquidity and Capital Resources

As of October 31, 2016, our total assets were $72,022 and our total liabilities were. $2,506,276

Not including the cost of completing the exploration phase of ourBig Monty, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$15,500
Edgar filing fees	(ii)	6,000
Filing fees – Nevada; Securities of State	(ii)	375
Office and general expenses	(iv)	43,000
Estimated expenses for the next twelve months		64,875

Account payable as at October 31, 2016		122,955
Cash required for the next twelve months		$187,830

(i)	Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

October 31, 2016	10-Q	1,500	1,500	3,000
January 31, 2017	10-Q	1,500	1,500	3,000
April 30, 2017	10-Q	1,500	1,500	3,000
July 31, 2017	10-K	3,000	3,500	6,500
Estimated total		$7,500	$8,000	$15,500

(ii)	Edgar filing fees

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

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of October 31, 2016, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 76,378,875Share certificates representing these shares have the appropriate legend affixed on them.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2016 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of October 31, 2016 as a result of material weaknesses in internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, beingChristopher Vallos. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

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

As of October 31, 2016, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the quarter ended October 31, 2016, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers tobe material weaknesses.

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

There were no changes in Gold Lake’s internal controls over financial reporting during the threemonths’ period ending October 31, 2016 that have materially affected, or are reasonably likely to material affect, Gold Lake’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which Gold Lakes is a party or to which the Flex Claimis subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A. RISK FACTORS

Risks Associated with our Company:

1.

Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors' report on our 2016 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to commit to loan or advance capital to us, we believe that if we do not raise additional capital through the issuance of treasury shares, we will be unable to conduct exploration activity and may have to cease operations and go out of business.

2.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our prospective properties,theBig Monty Claims, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of our shareholders’ investment.

3.	We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We were incorporated in 2007, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to October 31, 2016, the date of our most recent unaudited financial statements, is $26,970,329. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

We estimate that, with funding committed by our management combined, we do not have sufficient cash to continue operations for twelve months’ even if we only carry out Phase I of our planned exploration activity on the Big Monty Claims. We need to raise additional capital to undertake Phase I. We may not be able to raise additional funds. If that occurs, we will have to delay exploration or cease our exploration activity and go out of businesswhich will result in the loss of our shareholders’ entire investment in our Company.

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

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, the Big Monty Claims, does not have a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. Previous mining exploration activities may have caused environmental damage to the Big Monty Claims. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If theBig Monty Claimsis found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

9.	No matter how much money is spent on our MineralClaim; the risk is that we might never identify a commercially viable ore reserve.

No matter how much money is spent over the years on the Big Monty Claims, we might never be able to find a commercially viable ore reserve. Over the coming years, we could spend a great deal of money on the Big Monty Claims without finding anything of value. There is a high probability the Big Monty Claimsdo not contain any reserves so any funds spent on exploration will probably be lost.

10.	Even with positive results during exploration, the Mining Claims might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible. If the cost of extracting any minerals that might be found on the Big Monty Claimsis in excess of the selling price of such minerals, we would not be able to develop the Big Monty Claims. Accordingly, even if ore reserves were found on the Big Monty Claims, without sufficient tonnage we would still not be able to economically extract the minerals from the Big Monty Claimsin which case we would have to abandon the Big Monty Claimsand seek another mineral property to develop, or cease operations altogether.

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

Forward Looking Statements

In addition to the other information contained in this Form 10-Q, it contains forward-looking statements which involve risk and uncertainties. When used in this Form 10-Q, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position. Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual result could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control. Any reader should review in detail this entire Form 10-K including financial statements, attachments and risk factors before considering an investment.

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

31.1*

Certification of the Principal Executive Officer pursuant to Rule 13a14( a) or Rule 15d14( a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002.

31.2*

Certification of the Principal Financial Officer pursuant to Rule 13a14( a) or Rule 15d14( a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002.

101*	Interactive Data Files.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD LAKES CORP.
(Registrant)

Date: December 20, 2016	By:	/s/ Christopher Vallos
Christopher Vallos
Chief Executive Officer Chief Financial Officer, President and Director

