Form 10-Q
period 2017-01-31
GOLD LAKES CORP.
filed 2017-03-22
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File number: 000-52814

GOLD LAKES CORP.
(Exact name of registrant as specified in its charter)

Nevada	74-3207964
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3401 Enterprise Parkway, Suite 340, Beachwood, Ohio 44122

(Address of principal executive offices)

216-916-9303

(Registrant’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of March 2, 2017, the registrant had 545,179,445 shares of common stock issued and outstanding.

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of GOLD LAKES CORP. at January 31, 2017 (with comparative figures as at July 31, 2016) and the statement of operations for the six month ended January 31, 2017 and 2016; and the statement of cash flows for the six months ended January 31, 2017 and 2016 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended January 31, 2017 are not necessarily indicative of the results that can be expected for the year ending July 31, 2017.

GOLD LAKES CORP
CONDENSED BALANCE SHEETS

	January 31, 2017	July 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$70	$2,573
Total Current Assets	70	2,573
LONG TERM ASSETS
Investment in Mineral Properties	66,000	51,000
TOTAL ASSETS	$66,070	$53,573

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued interest	$144,435	$120,750
Due to related parties	20,750	17,500
Promissory Notes payable	121,500	141,500
Convertible notes payable (net of unamortized discounts of $318,370 and $326,625 respectively, and net of deferred charges of $71,625 and $123,586 respectively)	345,337	73,949
Derivative Liabilities	1,127,211	1,600,752
Total Current Liabilities	1,759,233	1,954,451
TOTAL LIABILITIES	1,759,233	1,954,451

STOCKHOLDERS’ DEFICIENCY
Preferred stock 1,000,000 shares authorized, at $0.001 par value; Issued and outstanding 1,000,000 as of January 31, 2017, and nil as of July 31, 2016	1,000	-
Common stock 2,000,000,000 shares authorized, at $0.001 par value; 156,844,708 shares issued and outstanding as of January 31, 2017, and 103,096,935 as of July 31, 2016	156,844	103,097
Additional paid in capital	48,569,353	24,432,977
Accumulated Deficit	(50,420,360)	(26,436,952)
Total Stockholders’ Deficiency	(1,693,163)	(1,900,878)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$66,070	$53,573

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

GOLD LAKES CORP
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	January 31, 2017	January 31, 2016	January 31, 2017	January 31, 2016
EXPENSES
Write down of mineral property	-	-	-	23,500,000
General and administrative	24,044,771	114,799	24,242,478	159,522
TOTAL EXPENSES	24,044,771	114,799	24,242,478	23,659,522

OTHER EXPENSES
Gain on valuation and revaluation of derivative liability	(787,325)	-	(734,764)	-
Amortization of debt discount	139,563	-	338,227	-
Amortization of deferred charges	30,550	12,580	91,079	12,580
Shares for services	-	272,000	-	272,000
Gain on extinguishment of debt	-	(96,819)	-	(96,819)
Conversion benefit from debt	-	-		4,391,200
Interest expense	22,472	11,166	46,388	15,619
TOTAL OTHER EXPENSES (INCOME)	(594,740)	198,927	(259,070)	4,594,580
NET INCOME (LOSS)	$(23,450,031)	$(313,726)	$(23,983,408)	$(28,254,102)

NET LOSS PER COMMON SHARE
Basic	$(0.15)	$(0.01)	$(0.15)	$(1.12)
Fully diluted	$(0.15)	$(0.00)	$(0.15)	$(1.12)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic	156,844,708	32,525,525	156,844,708	24,948,351
Fully diluted	157,625,631	88,173,869	157,625,631	88,173,869

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

GOLD LAKES CORP
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended	Six months ended
	January 31, 2017	January 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,983,408)	$(28,254,102)
Adjustments to reconcile net loss to net cash use in operating activities:
Shares issued for exploration costs – related party	24,000,000	-
Impairment loss on mineral claims	-	23,500,000
Shares issued for services	-	272,000
Benefit from conversion of debt	-	4,391,200
Interest inferred on debt	-	945
Gain from valuation and revaluation of convertible debt	(740,280)	-
Amortization of debt discounts and deferred charges	429,306	17,583
Gain on debt settlement	(2,306)	(96,819)
Changes in operating assets and liabilities
Accounts payable	23,685	7,610
Due to related party	3,250	-
Net cash (used in) operating activities	(269,753)	(161,583)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Mining Leases	(15,000)	-
Net cash (used in) investing activities	(15,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	399,083	191,450
Debt issue costs	(56,333)	-
Repayment of promissory note	(20,000)	-
Repayment of related party advances	-	(12,860)
Repayment of convertible notes	(40,500)	-
Net cash provided by financing activities	282,250	178,590
Net Increase (Decrease) in Cash	(2,503)	17,007

Cash at Beginning of Period	2,573	-
CASH AT END OF PERIOD	$70	$17,007

SUPPLEMENTAL DISCLOSURE OF NON CASH
Shares issued for debt	$191,123	$4,400,000
Shares issued for property	$-	$23,500,000
OTHER SUPPLEMENTAL DISCLOSURE
Taxes paid	$-	$-
Interest paid	$7,365	$-

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

Gold Lake Corp.

NOTES TO FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

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

On January 13, 2017, the company filed a Certificate of Amendment with the Nevada Secretary of State increasing the number of authorized shares of common stock from 500,000,000 to 2,000,000,000 and authorizing the issuance of 1,000,000 shares of preferred stock, par value $0.001 per share. On January 17, 2017, pursuant to a resolution approved by our Board of Directors, we filed a Certificate of Designation with the Nevada Secretary of State designating up to 1,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock is entitled to two thousand (2,000) votes per share, is convertible into shares of our common stock at a conversion rate of 2,000 shares of common stock for each share of preferred stock, and is entitled to a liquidation preference equal to the original issue price per share. On January 18, 2017, our Board of Directors approved the issuance of 1,000,000 shares of Series A Preferred Stock to Flex Mining, Ltd., a Delaware corporation (“Flex”), in consideration of certain sums owed to Flex under the Flex Agreement and Flex Addendum, as described in further detail below.

On January 18, 2017, 1,000,000 shares of Series A Preferred Stock were issued to Flex, (a majority shareholder and related party) pursuant to an oral agreement with Flex. The Company agreed to issue the shares because of the $250,000 expenditure requirement has not been met on the Big Monty Claims during the first year following the effective date of the Flex Addendum, and because Flex’s ownership interest in our Company has been diluted due to recent conversions of outstanding convertible notes. By issuing the shares, Flex agreed that the Company’s rights under the Flex Agreement and Flex Addendum remain valid.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of January 31, 2017 and July 31, 2017, the Company 156,844,708 and 153,867,007, respectively, of common stock equivalents outstanding, calculated using the if-converted method.

Gold Lake Corp.

NOTES TO FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of six months or less to be cash equivalents.

Gold Lake Corp.

NOTES TO FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation. On July 16, 2016, the Company forward split its shares on basis of six to one. The financial statements have been restated under the guidance of SAB Topic 4C.

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

Gold Lake Corp.

NOTES TO FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

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

Gold Lake Corp.

NOTES TO FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

4. CONVERTIBLE NOTES PAYABLE

Issue Date	Expiry date	Amount of Loan Note	Interest rate	Unamortized Debt Discount	Unamortized Deferred Charges	Net Carrying Amount	The remaining Conversion Benefit	Derivative Liability
7/31/2012	7/31/2013	30,000	10%	-	-	30,000	-	-
3/11/2016	3/11/2017	265,000	8%	71,137	37,895	155,968	245,072	399,106
7/13/2016	7/16/2017	23,125	10%	12,159	1,130	9,836	26,139	35,347
7/14/2016	4/14/2017	18,124	12%	7,250	813	10,061	32,100	26,769
8/1/2016	8/1/2017	50,000	10%	28,074	4,773	17,153	21,926	83,978
8/4/2016	8/4/2017	50,000	8%	28,381	1,419	20,200	21,619	83,112
8/4/2016	8/4/2017	83,333	9%	47,301	6,859	29,173	36,032	139,186
8/5/2016	8/5/2017	52,500	10%	29,908	4,271	18,321	22,592	88,084
8/15/2016	8/15/2017	50,000	8%	29,508	5,902	14,590	20,492	82,917
8/26/2016	5/26/2017	61,250	8%	30,791	5,656	24,803	30,459	101,334
11/3/2016	5/3/2017	27,000	10%	13,724	1,017	12,259	13,276	45,475
11/21/2016	11/21/2017	25,000	8%	20,137	1,890	2,973	4,863	41,903
Total Loans		735,332		318,370	71,625	345,337	474,570	1,127,211

On July 31, 2012, the Company converted $40,000 in accounts payable to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is currently in arrears and is due and payable on demand. The note is convertible into shares of the Company's common stock at a conversion price of $0.001. The Company is currently in default on this note. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company amortized the discount on the debt equal to the face value, in the amount of $40,000 for the year ended July 31, 2013. This discount was amortized to interest expense. During the period ended January 31, 2017, $10,000 of debt was converted into 10,000,000 shares of common stock (year ended July 31, 2016, $8,800 of debt was converted into 8,800,000 pre-split shares of common stock). We have not received any notice of default from the lender; however, we do intend to pay off the amount owed under this note in the future when we have sufficient funding.

On January 22, 2016, the Company issued a $35,500 convertible promissory note. This was increased to $40,500 due to a standby agreement. The note has an 12% per annum interest rate and a maturity date of January 22, 2017. Closing costs of $9,050 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $35,500 has been recorded and is being amortized over the life of the loan. A derivative liability was calculated using Black Scholes and is estimated to be $116,548 at July 31, 2016. On August 22, 2016, the Company paid out the loan in full for $65,000. The conversion benefit recorded was reversed and the unamortized portion of the finder's fees and legal expenses deferred were expensed.

On March 14, 2016, the Company issued a $535,000 convertible promissory note. Currently there is $265,000 owed on the convertible promissory note. The note has an 8% per annum interest rate and a maturity date of March 11, 2017. Closing costs of $35,000 and the $250,000 loan discount are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. On July 12, 2016, $200,000 of the promissory note and $16,000 of the accrued interest payable was paid out by the Company by issuing 3,240,000 common shares of the Company. During December 2016 and January 2017, $70,000 of the promissory note was converted into 19,455,499 shares of common stock. The remaining conversion benefit of $245,072 is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $399,106 as at January 31, 2017.

Gold Lake Corp.

NOTES TO FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

4. CONVERTIBLE NOTES PAYABLE (continued)

On July 14, 2016, the Company issued a $53,500 convertible promissory note. On January 17, 2017, $35,376 of the promissory note was converted into 12,792,324 shares of common stock. Currently there is $18,124 owned on the convertible promissory note. The note has an 12% per annum interest rate and a maturity date of April 14, 2017. Closing costs of $6,000 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $32,100 has been recorded and is being amortized over the life of the loan. IA derivative liability has been calculated using Black Scholes and is estimated to be $26,769 as at January 31, 2017.

On July 16, 2016, the Company issued a $55,125 convertible promissory note. On January 17, 2017, $32,000 of the promissory note was converted into 11,500,000 shares of common stock. Currently there is $23,125 owned on the convertible promissory note. The note has an 10% per annum interest rate and a maturity date of July 16, 2017. Closing costs of $5,125 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. The remaining conversion benefit of $26,139 is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $35,347 as at January 31, 2017.

On August 1 2016, the Company issued a $50,000 convertible promissory note. The note has an 10% per annum interest rate and a maturity date of August 1, 2017. Closing costs of $8,500 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. The remaining conversion benefit of $21,926 is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $83,978 at January 31, 2017.

On August 4, 2016, the Company issued a $83,333 convertible promissory note. The note has an 9 % per annum interest rate and a maturity date of August 4, 2017. Closing costs of $12,083 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 55% of the lowest trading price of the shares over the previous 20-day trading period. The remaining conversion benefit of $36,032 is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $139,186 at January 31, 2017.

On August 4, 2016, the Company issued a $50,000 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of August 4, 2017. Closing costs of $2,500 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 55% of the lowest trading price of the shares over the previous 20-day trading period. The remaining conversion benefit of $21,619 is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $83,112 at January 31, 2017.

On August 5, 2016, the Company issued a $52,500 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of August 5, 2017. Closing costs of $7,500 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 55% of the lowest trading price of the shares over the previous 20-day trading period. The remaining conversion benefit of $22,592 is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $88,084 at January 31, 2017.

Gold Lake Corp.

NOTES TO FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

4. CONVERTIBLE NOTES PAYABLE (continued)

On August 15, 2016, the Company issued a $50,000 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of August 15, 2017. Closing costs of $10,000 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 55% of the lowest trading price of the shares over the previous 20-day trading period. The remaining conversion benefit of $20,492 is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $82,917 at January 31, 2017.

On August 26, 2016, the Company issued a $61,250 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of May 26, 2017. Closing costs of $11,250 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 60% of the lowest trading price of the shares over the previous 20-day trading period. The remaining conversion benefit of $30,459 is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $101,334 at January 31, 2017.

On November 3, 2016, the Company issued a $27,000 convertible promissory note. The note has an 10% per annum interest rate and a maturity date of May 3, 2017. Closing costs of $2,000 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 60% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $27,000 has been recorded and is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $45,475 at January 31, 2017.

On November 21, 2016, the Company issued a $25,000 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of November 21, 2017. Closing costs of $2,500 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 60% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $25,000 has been recorded and is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $41,903 at January 31, 2017. .

5. RELATED PARTY TRANSACTIONS

During the period, the Company has paid its officer consulting fees of $9,000 (2016 - $nil). The Company owed its officer for salary payable $20,750 as at January 31, 2017, (July 31, 2016 - $17,500).

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

The Company is currently in default on this Note. Per the note agreement, interest of $13,624 was accrued through January 31, 2017 and has been disclosed on the balance sheets as accounts payable and accrued interest.

Gold Lake Corp.

NOTES TO FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

6. NOTE PAYABLE (continued)

On July 14, 2016, the Company received $70,000 under a 8% promissory note agreement with a third party due July 14, 2017 and $20,000 was repaid on September 15, 2016. Per the note agreement, interest of $2,834 was accrued through January 31, 2017 and has been disclosed on the balance sheets as accounts payable and accrued interest.

On July 5, 2016, the Company received $50,000 under a 8% promissory note agreement with a third party due July 14, 2017. Per the note agreement, interest of $2,312 was accrued through January 31, 2017 and has been disclosed on the balance sheets as accounts payable and accrued interest.

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

8. SUBSEQUENT EVENTS

On February 1, 2017, Company issued a $65,000 convertible promissory note to an accredited institutional investor. The note has an twelve percent (12%) per annum interest rate and a maturity date of November 1, 2017.

On February 1, 2017, Company issued a $52,500 convertible promissory note to an accredited institutional investor. The note has an ten percent (10%) per annum interest rate and a maturity date of October 31, 2017.

On February 15, 2017, Company issued a $52,500 convertible promissory note to an accredited institutional investor. The note has an ten percent (10%) per annum interest rate and a maturity date of November 15, 2017.

On February 20, 2017, our majority stockholder and related party, who owns 66,300,000 shares of our common stock and 1,000,000 shares of our Series A Preferred Stock, or approximately 93.51% of our voting power as of February 20, 2017, submitted a written consent to us proposing and approving an amendment to our Articles of Incorporation increasing the number of authorized shares of common stock to 20,000,000,000 and the number of authorized shares of preferred stock to 10,000,000. On March 7, 2017, we filed a definitive information statement on Schedule 14C with the Securities and Exchange Commission (the “SEC”) describing these actions, and mailed such Schedule 14C to all our stockholders of record. The amendment will become effective upon filing a Certificate of Amendment with the Nevada Secretary of State, which can occur no earlier than twenty (20) calendar days after the filing and dissemination of the definitive information statement on Schedule 14C.

On February 22, 2017, the Company entered a Contracting Agreement with Canadian Exploration Services Limited ("Contractor"), a Canada corporation having offices at 14579 Government Road, Larder Lake, Ontario P0K 1L0. The Agreement calls for the Contractor to perform line cutting services that will establish a grid that can be used year-round for future geophysical/geological surveys and drill control. The Company made a deposit of $22,000 USD for services to begin when weather permits.

On February 22, 2017, the Company made a partial payment of $20,000 USD to the loan dated July 14, 2016.

Redemptions of Convertible Note signed March 11, 2016 has resulted in issuance of 84,216,625 shares of common stock.

Redemptions of Convertible Note signed July 13, 2016 has resulted in issuance of 26,842,830 shares of common stock.

Redemptions of Convertible Note signed July 14, 2016 has resulted in issuance of 32,853,509 shares of common stock.

Redemptions of Convertible Note signed August 1, 2016 has resulted in issuance of 45,721,000 shares of common stock.

Redemptions of Convertible Note signed August 4, 2016 has resulted in issuance of 15,043,318 shares of common stock.

Redemptions of Convertible Note signed August 4, 2016 has resulted in issuance of 20,487,288 shares of common stock.

Redemptions of Convertible Note signed August 4, 2016 has resulted in issuance of 55,750,000 shares of common stock.

Redemptions of Convertible Note signed August 5, 2016 has resulted in issuance of 15,000,000 shares of common stock.

Redemptions of Convertible Note signed August 15, 2016 has resulted in issuance of 79,966,000 shares of common stock.

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

On January 13, 2017, we filed a Certificate of Amendment with the Nevada Secretary of State increasing the number of authorized shares of common stock from 500,000,000 to 2,000,000,000 and authorizing the issuance of 1,000,000 shares of preferred stock, par value $0.001 per share. On January 17, 2017, pursuant to a resolution approved by our Board of Directors, we filed a Certificate of Designation with the Nevada Secretary of State designating up to 1,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock is entitled to two thousand (2,000) votes per share, is convertible into shares of our common stock at a conversion rate of 2,000 shares of common stock for each share of preferred stock, and is entitled to a liquidation preference equal to the original issue price per share. On January 18, 2017, our Board of Directors approved the issuance of 1,000,000 shares of Series A Preferred Stock to Flex Mining Ltd. (“Flex”) in consideration of certain sums owed to Flex in lieu of exploration expenses incurred under our Equity Participation and Earn-In Agreement and Addendum with Flex. As of January 31, 2017, we had 156,844,708 shares of common stock and 1,000,000 shares of Series A Preferred Stock issued and outstanding.

Subsequent to our fiscal quarter ended January 31, 2017, on February 20, 2017, our majority stockholder and related party, who owns 66,300,000 shares of our common stock and 1,000,000 shares of our Series A Preferred Stock, or approximately 93.51% of our voting power as of February 20, 2017, submitted a written consent to us proposing and approving an amendment to our Articles of Incorporation increasing the number of authorized shares of common stock to 20,000,000,000 and the number of authorized shares of preferred stock to 10,000,000. On March 7, 2017, we filed a definitive information statement on Schedule 14C with the Securities and Exchange Commission (the “SEC”) describing these actions, and mailed such Schedule 14C to all our stockholders of record. The amendment will become effective upon filing a Certificate of Amendment with the Nevada Secretary of State, which can occur no earlier than twenty (20) calendar days after the filing and dissemination of the definitive information statement on Schedule 14C.

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

To become profitable and competitive, we commence our exploration of the Big Monty Claims or find alternative mining claims to explore and develop. We must financing to provide the capital required to implement our phased exploration program. We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing stockholders.

In furtherance of our planned exploration program on the Big Monty Claims, on August 8, 2016 we entered into a Contracting Agreement with Canadian Exploration Services Limited (“CXS”) for contracting services and exploration work. Subsequent to our fiscal quarter ended January 31, 2017, on February 22, 2017, we entered into another Contracting Agreement with CXS and paid a deposit of $22,000 for a line cutting program to establish a grid for future geophysical and geological surveys and drill control. The line cutting program is part of the overall exploration program described in our August 8, 2016 agreement with CXS.

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

To meet our need for cash we must raise additional capital. We will attempt to raise additional money through a private placement, public offering or through loans. Our continued operations may involve many years of exploration, and will require the expenditure of substantial amounts of money. If we cannot raise enough capital to fund our continued operations, we may need to abandon our planned exploration activities and cease operations altogether.

We estimate we will require $220,810 in cash over the next twelve months. For a detailed breakdown refer to the “Liquidity and Capital Resources” section below. Additional cash will be required to cover the phase one cost of completing the exploration work for the Big Monty Claims. Phase One of the exploration work is estimated to cost $67,500, and Phase Two is estimated to cost approximately $310,400.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three and six month periods ended January 31, 2017 and January 31, 2016. We have not generated any operating revenues since inception.

Results of Operations for the three month periods ended January 31, 2017 and January 31, 2016

We generated no revenue for the three months ended January 31, 2017, and no revenue for the three months ended January 31, 2016. Our operating expenses were $23,450,031 for the three months ended January 31, 2017, compared to $313,726 for the three months ended January 31, 2016. We had a net loss of $23,450,031 for the three months ended January 31, 2017, compared to a net loss of $313,726 for the three months ended January 31, 2016. The significant increase in net loss during the three months ended January 31, 2017 was due to a significant increase in operating expenses.

The following table reflects our operating expenses incurred during the three month periods ended January 31, 2017 and January 31, 2016

	January 31, 2017	January 31, 2016	Difference	Explanation
Advertising and marketing	935	-	935
Filing & Transfer Fee	932	14,015	(13,083)	Increased number of share issues
Accounting and Audit	3,000	6,750	(3,750)
Consulting Expense	16,500	62,375	(45,875)	Consulting costs decreased due to money raising activities in the quarter
Legal	-	24,644	(24,644)	Due to getting listed on QBX, getting property transferred, reverse merger, name change and review of debt documents.
Office Admin	23,404	7,016	16,388
Exploration Expense – related party	24,000,000	-	24,000,000	1 million Prefer Share at .001 per share, 1 prefer share to 2000 common share at 0.012 FV as part of Flex Mine agreement
Write down of Mineral Property		-	-
Gain on valuation and revaluation of derivative liability	(787,325)	-	(787,325)	Resulted in increase in share price at year end on convertible debt
Amortization of debt discount	139,563	-	139,563	Amortization of debt discounts of convertible debt
Amortization of deferred charges	30,550	12,580	17,970	Finders fees and legal costs associated with the convertible debt are being amortized over the life of the loans.
Shares for services	-	272,000	(272,000)	Shares for service $272,000 - During Q2-16, 400,000 shares were issued to a director of the Company and $200,000 to a consultant to the Company. The market price of the shares at issue was $272,000.
Gain on extinguishment of debt	-	(96,819)	96,819	Purchase of Laguna convertible debt for $5,000 resulted in gain.
Conversion benefit from debt	-	-	-	Different between market value of shares converted from debt and cost of debt.
Interest expense	22,472	11,166	11,306	Reflects interest on convertible debt and promissory notes
TOTAL OTHER EXPENSES (INCOME)	23,450,031	313,726	23,136,305

Results of Operations for the six month periods ended January 31, 2017 and January 31, 2016

We generated no revenue for the six months ended January 31, 2017, and no revenue for the six months ended January 31, 2016. Our operating expenses were $23,983,408 for the six months ended January 31, 2017, compared to $28,254,102 for the six months ended January 31, 2016. We had a net loss of $23,983,408 for the six months ended January 31, 2017, compared to a net loss of $28,254,102 for the six months ended January 31, 2016. The decrease in net loss during the six months ended January 31, 2017 was due primarily to a write down of our mineral properties (relating to the issuance of shares in exchange for the acquisition of the Big Monty Claims) during the six months ended January 31, 2016. The following table reflects our operating expenses incurred during the six month periods ended January 31, 2017 and January 31, 2016.

	January 31, 2017	January 31, 2016	Difference	Explanation
Advertising and marketing	21,000	-	21,000	Marketing consulting costs
Filing & Transfer Fee	9,800	22,934	(13,134)	Increased number of share issues
Accounting and Audit	24,000	11,750	12,250	Due to increased activity
Consulting Expense	94,500	86,875	7,625	Consulting costs increased due to money raising activities.
Legal	84,799	34,239	50,560	Due to getting listed on QBX, getting property transferred, reverse merger, name change and review of debt documents.
Office Admin	8,379	3,725	4,654
Exploration Expense – related party	24,000,000	-	24,000,000	1 million Prefer Share at .001 per share, 1 prefer share to 2000 common share at 0.012 FV as part of Flex Mine agreement
Write down of Mineral Property		23,500,000	(23,500,000)

The properties were acquired by issuing 23,500,000 shares. The market value at the time of issue was $1.00 per share resulting in a cost of $23,500,000. As the value of the property is unknown at this time, the Company has written off the cost of the property.

Gain on valuation and revaluation of derivative liability	(734,764)	-	(734,764)	Resulted in increase in share price at year end on convertible debt
Amortization of debt discount	338,227	-	338,227	Amortization of debt discounts of convertible debt
Amortization of deferred charges	91,079	12,580	78,499	Finders’ fees and legal costs associated with the convertible debt are being amortized over the life of the loans.
Shares for services	-	272,000	(272,000)	Shares for service $272,000 - During Q2-16, 400,000 shares were issued to a director of the Company and $200,000 to a consultant to the Company. The market price of the shares at issue was $272,000.
Gain on extinguishment of debt	-	(96,819)	96,819	Purchase of Laguna convertible debt for $5,000 resulted in gain.
Conversion benefit from debt	-	4,391,200	(4,391,200)	Different between market value of shares converted from debt and cost of debt.
Interest expense	46,388	15,619	30,769	Reflects interest on convertible debt and promissory notes
TOTAL OTHER EXPENSES (INCOME)	23,983,408	28,254,103	(4,270,695)

We anticipate that our operating expenses will increase as we further implement our business plan and mineral exploration activities. Such increase will be attributable to the costs of raising additional capital, implementing our exploration program, and continuing as a public reporting company.

Liquidity and Capital Resources

Balance Sheets

As of January 31, 2017, our total assets were $66,070, in comparison to $53,573 as of July 31, 2016. Total cash, as of January 31, 2017, was $70, in comparison to $2,573 as of July 31, 2016. Our total liabilities were $1,759,233 as of January 31, 2017, in comparison to $1,954,451 as of July 31, 2016. Our working capital deficiency as of January 31, 2017 was $1,759,163, and $1,951,878 as of July 31, 2016.

Our accumulated deficit as of January 31, 2017 was $50,420,360, in comparison to $26,436,952 as of July 31, 2016. The total number of shares of our common stock outstanding was 156,844,708 as of January 31, 2017, and 103,096,935 as of July 31, 2016.

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

The balance of our $1,000,000 requisite expenditures on the Big Monty Claims under our agreement with Flex will be made dependent on the success of Phases One and Two. There are no permanent facilities, plants, buildings or equipment on the Big Monty Claims.

We intend to complete the exploration work on the Big Monty Claims. Exploration work on the Big Monty Claims is anticipated to begin in March 2017, or as soon thereafter as the weather permits. Our estimated expenses for our planned exploration program are as follows:

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

Not including the cost of completing the exploration phase of our Big Monty project, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount
Accounting and audit	(i)	27,000
Edgar filing fees	(ii)	6,000
Filing fees - Nevada Secretary of State	(iii)	375
Office and general expenses	(iv)	43,000
Estimate expenses for the next twelve months		76,375
Accounts payable as of January 31, 2017		144,435
Cash required for the next twelve months		220,810

(i)	Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount
April 30, 2017	10-Q	1,500	3,000	4,500
July 31, 2017	10-K	3,000	6,000	9,000
October 31, 2017	10-Q	1,500	3,000	4,500
January 31, 2018	10-Q	1,500	3,000	4,500
April 30, 2018	10-Q	1,500	3,000	4,500
Estimated Total		9,000	18,000	27,000

(ii)	Edgar filing fees

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

Recent Acquisitions and Financing Arrangements

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity, and ultimately to generate future profitable operations or income from investments. As of January 31, 2017, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. The following summarizes our financing transactions and activity during the period ended January 31, 2017.

On November 3, 2016, we issued a $27,000 convertible promissory note to an accredited investor. The note has a 10% per annum interest rate and a maturity date of May 3, 2017. Closing costs of $2,000 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 60% of the lowest trading price of the shares over the previous 20-day trading period.

On November 21, 2016, we issued a $25,000 convertible promissory note to an accredited investor. The note has an 8% per annum interest rate and a maturity date of November 21, 2017. Closing costs of $2,500 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 60% of the lowest trading price of the shares over the previous 20-day trading period.

Subsequent to our fiscal quarter ended January 31, 2017, on February 1, 2017, we issued a $65,000 convertible promissory note to an accredited investor. The note has a twelve percent (12 per annum interest rate and a maturity date of November 1, 2017. The note is convertible into shares of common stock of the Company at any time at a rate of 60% of the lowest trading price of the shares over the previous 20-day period.

Subsequent to our fiscal quarter ended January 31, 2017, on February 1, 2017, we issued a $52,500 convertible promissory note to an accredited investor. The note has a ten percent (10%) per annum interest rate and a maturity date of October 31, 2017. The note is convertible into shares of common stock of the Company at any time at a rate of 60% of the lowest trading price of the shares over the previous 20-day period.

Subsequent to our fiscal quarter ended January 31, 2017, on February 15, 2017, we issued a $52,500 convertible promissory note to an accredited investor. The note has a ten percent (10%) per annum interest rate and a maturity date of November 15, 2017. The note is convertible into shares of common stock of the Company at any time at a rate of 60% of the lowest trading price of the shares over the previous 20-day period.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of January 31, 2017 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended January 31, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

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

As of January 31, 2017, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the quarter ended January 31, 2017, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarterly period ending January 31, 2017 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2016, we issued a $27,000 convertible promissory note to an accredited investor. The note has a 10% per annum interest rate and a maturity date of May 3, 2017. Closing costs of $2,000 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 60% of the lowest trading price of the shares over the previous 20-day trading period. This note was issued to an "accredited investor", as defined by Rule 501 of Regulation D promulgated under the Securities Act. The issuance of the note was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

On November 21, 2016, we issued a $25,000 convertible promissory note to an accredited investor. The note has an 8% per annum interest rate and a maturity date of November 21, 2017. Closing costs of $2,500 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 60% of the lowest trading price of the shares over the previous 20-day trading period. This note was issued to an "accredited investor", as defined by Rule 501 of Regulation D promulgated under the Securities Act. The issuance of the note was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

Subsequent to our fiscal quarter ended January 31, 2017, on February 1, 2017, we issued a $65,000 convertible promissory note to an accredited investor. The note has a twelve percent (12%) per annum interest rate and a maturity date of November 1, 2017. The note is convertible into shares of common stock of the Company at any time at a rate of 60% of the lowest trading price of the shares over the previous 20-day period. This note was issued to an "accredited investor", as defined by Rule 501 of Regulation D promulgated under the Securities Act. The issuance of the note was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

Subsequent to our fiscal quarter ended January 31, 2017, on February 1, 2017, we issued a $52,500 convertible promissory note to an accredited investor. The note has a ten percent (10%) per annum interest rate and a maturity date of October 31, 2017. The note is convertible into shares of common stock of the Company at any time at a rate of 60% of the lowest trading price of the shares over the previous 20-day period. This note was issued to an "accredited investor", as defined by Rule 501 of Regulation D promulgated under the Securities Act. The issuance of the note was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

Subsequent to our fiscal quarter ended January 31, 2017, on February 15, 2017, we issued a $52,500 convertible promissory note to an accredited investor. The note has a ten percent (10%) per annum interest rate and a maturity date of November 15, 2017. The note is convertible into shares of common stock of the Company at any time at a rate of 60% of the lowest trading price of the shares over the previous 20-day period. This note was issued to an "accredited investor", as defined by Rule 501 of Regulation D promulgated under the Securities Act. The issuance of the note was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

From November 1, 2016 through March 1, 2017, the Company issued 442,082,510 shares of common stock pursuant to note conversions effected in accordance with the terms of our outstanding convertible promissory notes issued to accredited investors, thereby reducing the amounts of principal and interest due under such outstanding convertible promissory notes. The 442,082,510 shares of common stock issued pursuant to these note conversions were issued to “accredited investors,” as defined by Rule 501 of Regulation D promulgated under the Securities Act. The issuance of common stock pursuant to such note conversions was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

The following exhibits are included as part of this report on Form 10-Q by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended (filed as an exhibit to our Registration Statement on Form S-1/A, as filed with the SEC on January 27, 2017, and incorporated by reference herein).
3.2	By-laws (filed as an exhibit to our Registration Statement on Form SB-2, as filed with the SEC on September 5, 2007, and incorporated by reference herein).
4.1	Stock Specimen (filed as an exhibit to our Registration Statement on Form SB-2, as filed with the SEC on September 5, 2007, and incorporated by reference herein).
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

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD LAKES CORP.
(Registrant)

Date: March 22, 2017	By:	/s/ Christopher Vallos
Christopher Vallos
Chief Executive Officer, Chief Financial Officer, President and Director

