Form 10-Q
period 2017-04-30
GOLD LAKES CORP.
filed 2017-06-16
CIK 1386936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

As of May 24, 2017, the registrant had 6,458,884,274 shares of common stock issued and outstanding.

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of GOLD LAKES CORP. at April 30, 2017 (with comparative figures as at July 31, 2016) and the statement of operations for the three and nine month periods ended April 30, 2017 and 2016; and the statement of cash flows for the nine month periods ended April 30, 2017 and 2016 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the periods ended April 30, 2017 are not necessarily indicative of the results that can be expected for the year ending July 31, 2017.

GOLD LAKES CORP
CONDENSED BALANCE SHEETS

	April 30, 2017	July 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$11,651	$2,573
Total Current Assets	11,651	2,573
LONG TERM ASSETS
Investment in Mineral Properties	88,000	51,000
TOTAL ASSETS	$99,651	$53,573

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued interest	$156,030	$120,750
Due to related parties	20,750	17,500
Promissory Notes payable	76,500	141,500
Convertible notes payable (net of unamortized discounts of $174,360 and $326,625 respectively, and net of deferred charges of $36,671 and $123,586 respectively)	198,921	73,949
Derivative Liabilities	425,773	1,600,752
Total Current Liabilities	877,974	1,954,451
TOTAL LIABILITIES	877,974	1,954,451

STOCKHOLDERS’ DEFICIENCY
Preferred stock:
10,000,000 shares authorized, at $0.001 par value;
Issued and outstanding 10,000,000 as of April 30, 2017, and nil as of July 31, 2016	10,000	-
Common stock:
20,000,000,000 shares authorized, at $0.001 par value;
4,112,786,274 shares issued and outstanding as of April 30, 2017, and 103,096,935 as of July 31, 2016	4,112,786	103,097
Additional paid in capital	45,155,150	24,432,977
Accumulated Deficit	(50,056,259)	(26,436,952)
Total Stockholders’ Deficiency	(778,323)	(1,900,878)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$99,651	$53,573

The accompanying notes are an integral part of these condensed interim financial statements

GOLD LAKES CORP
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016
EXPENSES
Impairment loss on mineral property	-	-	-	23,500,000
General and administrative	103,579	139,156	24,346,057	298,677
TOTAL EXPENSES	103,579	139,156	24,346,057	23,798,677

OTHER EXPENSES (INCOME)
(Gain) loss on valuation of convertible debt	(756,289)	343,753	(1,491,053)	343,753
Amortization of debt discount	187,913	109,779	526,140	122,359
Amortization of deferred charges	12,812	-	103,891	-
Shares issued for services	-	8,000	-	280,000
Loss (Gain) on extinguishment of debt	-	-	-	4,294,381
Interest expense	87,884	54,178	134,272	69,797
TOTAL OTHER EXPENSES (INCOME)	(467,680)	515,710	(726,750)	5,110,290
NET INCOME (LOSS)	$364,101	$(654,866)	$(23,619,307)	$(28,908,967)

NET LOSS PER COMMON SHARE
Basic	$0.00	$(0.02)	$(0.06)	$(1.04)
Fully diluted	$0.01	$(0.01)	$(0.01)	$(0.34)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic	866,129,193	33,128,867	376,180,024	27,858,492
Fully diluted	4,154,079,878	85,550,258	4,154,079,878	85,550,258

The accompanying notes are an integral part of these condensed interim financial statements

GOLD LAKES CORP
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	April 30, 2017	April 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,619,307)	$(28,908,967)
Adjustments to reconcile net loss to net cash use in operating activities:
Shares issued for exploration costs- related party	24,009,000	-
Impairment loss on mineral claims	-	23,500,000
Shares issued for services	-	280,000
Loss from conversion of debt	-	4,391,200
Interest inferred on debt	-	945
(Gain) Loss from valuation and revaluation of convertible debt	(1,476,078)	505,353
Amortization of debt discounts and deferred charges	630,031	132,833
Gain on debt settlement	(2,306)	(96,819)
Changes in operating assets and liabilities
Accounts payable	35,280	24,476
Due to related party	3,250	17,500
Net cash (used in) operating activities	(420,130)	(153,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receivable	-	(14,271)
Investment in Mining Leases	(37,000)	(50,501)
Net cash (used in) investing activities	(37,000)	(64,772)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	571,708	312,500
Repayment of promissory note	(65,000)	-
Repayment of related party advances	-	(24,590)
Repayment of convertible notes	(40,500)	(55,200)
Net cash provided by financing activities	466,208	232,710
Net Increase (Decrease) in Cash	9,078	14,459

Cash at Beginning of Period	2,573	-
CASH AT END OF PERIOD	$11,651	$14,459

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Shares for services	$-	$280,000
Shares issued for debt	$703,518	$4,400,000
Shares issued for property	$-	$23,500,000

OTHER SUPPLEMENTAL DISCLOSURE
Taxes paid	$-	$-
Interest paid	$7,365	$-

The accompanying notes are an integral part of these condensed interim financial statements

Gold Lakes Corp. NOTES TO FINANCIAL STATEMENTS April 30, 2017 (Unaudited)

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

On March 27, 2017, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase the Company’s authorized shares of common stock to 20,000,000,000, $0.001 par value and 10,000,0000 shares of blank check preferred stock $0.001 par value.

On April 10, 2017, the Company issued 9,000,000 of Series A Restricted Preferred Stock to Flex Mining, Ltd., at par value in respect to all sums owed for expenditure requirements totaling $9,000. The Preferred Stock will be considered the Company’s new control block and will never be converted into Common Stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of April 30, 2017 and July 31, 2016, the Company 4,154,079,876 and 49,968,264, respectively, of common stock equivalents outstanding, calculated using the if-converted method.

Gold Lakes Corp. NOTES TO FINANCIAL STATEMENTS April 30, 2017 (Unaudited)

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

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short-term maturities.

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

Gold Lakes Corp. NOTES TO FINANCIAL STATEMENTS April 30, 2017 (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Environmental Requirements

At the report date, environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

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

Gold Lakes Corp. NOTES TO FINANCIAL STATEMENTS April 30, 2017 (Unaudited)

3. MINERAL PROPERTIES

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

The Company has incurred expenditures of $37,000 renewing the mining claims and planning the exploration during the quarter.

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

On February 22, 2017, the Company entered a Contracting Agreement with Canadian Exploration Services Limited ("Contractor"), a Canada corporation having offices at 14579 Government Road, Larder Lake, Ontario P0K 1L0. The Agreement calls for the Contractor to perform line cutting services that will establish a grid that can be used year-round for future geophysical/geological surveys and drill control. The Company made a deposit of $22,000 for services to begin when weather permits.

Gold Lakes Corp. NOTES TO FINANCIAL STATEMENTS April 30, 2017 (Unaudited)

4. CONVERTIBLE NOTES PAYABLE

Issue Date	Expiry date	Amount of Loan Note	Interest rate	Unamortized Debt Discount	Unamortized Deferred Charges	Net Carrying Amount

7/31/2012	7/31/2013	30,000	10%	-	-	30,000
3/11/2016	3/11/2017	118,697	18%	31,833	25,150	61,714
8/1/2016	8/1/2017	6,876	8%	-	-	6,876
8/5/2016	8/5/2017	10,200	8%	6,489	3,157	554
08/26/16	05/26/17	19,554	8%	-	-	19,554
11/3/2016	5/3/2017	27,000	8%	448	33	26,519
11/21/2016	11/21/2017	25,000	10%	14,041	1,280	9,679
2/1/2017	10/31/2017	52,500	10%	35,515	1,728	15,257
2/1/2017	11/1/2017	65,000	10%	44,048	2,697	18,255
2/2/2017	2/2/2018	55,125	10%	41,986	2,626	10,513

Total Loans		409,952		174,360	36,671	198,921

On July 31, 2012, the Company converted $40,000 in accounts payable to a convertible promissory note. The note has a 10% per annum interest rate and a maturity date of July 31, 2013. The note is currently in arrears and is due and payable on demand. The note is convertible into shares of the Company's common stock at a conversion price of $0.001. The Company is currently in default on this note. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. This discount was amortized to interest expense. During the period ended April 30, 2017, $10,000 of debt was converted into 10,000,000 shares of common stock (year ended July 31, 2016, $8,800 of debt was converted into 8,800,000 pre-split shares of common stock). We have not received any notice of default from the lender; however, we do intend to pay off the amount owed under this note in the future when we have sufficient funding.

Gold Lakes Corp. NOTES TO FINANCIAL STATEMENTS April 30, 2017 (Unaudited)

4. CONVERTIBLE NOTES PAYABLE (continued)

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

On March 14, 2016, the Company issued a $535,000 convertible promissory note. The note has an 8% per annum interest rate and expired on March 14,2017. Closing costs of $35,000 and the $250,000 loan discount are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. On July 12, 2016, $200,000 of the promissory note and $16,000 of the accrued interest payable was paid out by the Company by issuing 3,240,000 common shares of the Company. During the nine-month period ended April 30,2017, $216,303 principal balance of the promissory note was converted into 922,614,474 shares of common stock. A derivative liability has been calculated using Black Scholes and is estimated to be $32,928 as at April 30, 2017. Currently there is $118,697 owed on the convertible promissory note which is currently past due and a default notice was received by the Company which increased the interest rate to 18% as of March 14,2017.

On July 14, 2016, the Company issued a $53,500 convertible promissory note. The note has an 12% per annum interest rate and a maturity date of April 14, 2017. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. During the nine months ended April 30,2017 the entire balance of the loan was converted into 23,743,494 shares of common stock.

On July 16, 2016, the Company issued a $55,125 convertible promissory note. The note has an 10% per annum interest rate and a maturity date of July 16, 2017. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. During the nine months ended April 30,2017 the entire balance of the loan was converted into 38,342,830 shares of common stock.

On August 1, 2016, the Company issued a $50,000 convertible promissory note. The note has an 10% per annum interest rate and a maturity date of August 1, 2017. The note is convertible into shares of common stock of the Company at any time at a rate of 50% of the lowest trading price of the shares over the previous 20-day trading period. During the nine months ended April 30,2017, $43,124 principal balance of the loan was converted into 835,154,475 shares of common stock leaving a balance of $6,876 as of April 30,2017.

On August 4, 2016, the Company issued a $83,333 convertible promissory note. The note has an 9 % per annum interest rate and a maturity date of August 4, 2017. The note is convertible into shares of common stock of the Company at any time at a rate of 55% of the lowest trading price of the shares over the previous 20-day trading period. During the nine months ended April 30,2017, the entire principal balance of the loan was converted into 374,022,432 shares of common stock.

Gold Lakes Corp. NOTES TO FINANCIAL STATEMENTS April 30, 2017 (Unaudited)

4. CONVERTIBLE NOTES PAYABLE (continued)

On August 4, 2016, the Company issued a $50,000 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of August 4, 2017. The note is convertible into shares of common stock of the Company at any time at a rate of 55% of the lowest trading price of the shares over the previous 20-day trading period. During the nine months ended April 30,2017, the entire principal balance of the loan was converted into 432,459,088 shares of common stock.

On August 5, 2016, the Company issued a $52,500 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of August 5, 2017. Closing costs of $7,500 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 55% of the lowest trading price of the shares over the previous 20-day trading period. During the nine -month period ended April 30, 2017 $42,300 principal balance was converted into 292,551,774 shares of common stock leaving a balance of $10,200. The remaining conversion benefit of $6,489 is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $6,719 at April 30, 2017.

On August 15, 2016, the Company issued a $50,000 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of August 15, 2017. The note is convertible into shares of common stock of the Company at any time at a rate of 55% of the lowest trading price of the shares over the previous 20-day trading period. During the nine months ended April 30,2017, the entire principal balance of the loan was converted into 523,396,666 shares of common stock.

On August 26, 2016, the Company issued a $61,250 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of May 26, 2017. Closing costs of $11,250 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 60% of the lowest trading price of the shares over the previous 20-day trading period. During the nine months ended April 30,2017, $41,696 of the principal balance of the loan was converted into 535,501,767 shares of common stock leaving a balance of $19,554.

On November 3, 2016, the Company issued a $27,000 convertible promissory note. The note has an 10% per annum interest rate and a maturity date of May 3, 2017. Closing costs of $2,000 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 60% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $27,000 has been recorded and is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $39,616 at April 30, 2017.

On November 21, 2016, the Company issued a $25,000 convertible promissory note. The note has an 8% per annum interest rate and a maturity date of November 21, 2017. Closing costs of $2,500 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 60% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $25,000 has been recorded and is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $36,072 at April 30, 2017.

On February 1, 2017, the Company issued a $52,500 convertible promissory note. The note has an 10% per annum interest rate and a maturity date of October 31, 2017. Closing costs of $5,000 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 60% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $52,500 has been recorded and is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $99,319 at April 30, 2017.

Gold Lakes Corp. NOTES TO FINANCIAL STATEMENTS April 30, 2017 (Unaudited)

4. CONVERTIBLE NOTES PAYABLE (continued)

On February 1, 2017, the Company issued a $65,000 convertible promissory note. The note has an 10% per annum interest rate and a maturity date of November 1, 2017. Closing costs of $7,750 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 60% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $65,000 has been recorded and is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $106,835 at April 30, 2017.

On February 1, 2017, the Company issued a $55,125 convertible promissory note. The note has an 10% per annum interest rate and a maturity date of November 1, 2017. Closing costs of $5,125 are being amortized over the life of the loan. The note is convertible into shares of common stock of the Company at any time at a rate of 60% of the lowest trading price of the shares over the previous 20-day trading period. A conversion benefit of $55,125 has been recorded and is being amortized over the life of the loan. A derivative liability has been calculated using Black Scholes and is estimated to be $104,285 at April 30, 2017.

5. RELATED PARTY TRANSACTIONS

During the period, the Company has paid its officer consulting fees of $18,000 (2016 - $nil). The Company owed its officer for salary payable $20,750 as at April 30, 2017, (July 31, 2016 - $17,500).

6. PROMISSORY NOTE PAYABLE

Issue Date	Expiry date	Amount of Loan	Interest rate

7/31/2012	7/31/2013	$21,500	10%
7/14/2016	7/14/2017	40,000	8%
7/5/2016	7/14/2017	15,000	8%
Total Loans		$76,500

The Company has received $17,500 under a 10% promissory note agreement with a third party in July 2012. An additional $4,000 was received under this Note in 2014. Interest and principal were due on September 15, 2012.

The Company is currently in default on this Note. Per the note agreement, interest of $14,148 was accrued through April 30, 2017 and has been disclosed on the balance sheets as accounts payable and accrued interest.

On July 14, 2016, the Company received $70,000 under a 8% promissory note agreement with a third party due July 14, 2017 and $20,000 was repaid on September 15, 2016 and $10,000 was repaid on February 15, 2017. Per the note agreement, interest of $3,814 was accrued through April 30, 2017 and has been disclosed on the balance sheets as accounts payable and accrued interest.

On July 5, 2016, the Company received $50,000 under a 8% promissory note agreement with a third party due July 14, 2017. $35,000 was repaid on February 15, 2017. Per the note agreement, interest of $2,604 was accrued through April 30, 2017 and has been disclosed on the balance sheets as accounts payable and accrued interest.

Gold Lakes Corp. NOTES TO FINANCIAL STATEMENTS April 30, 2017 (Unaudited)

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

8. SUBSEQUENT EVENTS

Redemption on May 3, 2017 of Convertible Note signed March 11, 2016 has resulted in issuance of 172,800,000 shares of common stock.

Redemption on May 8, 2017 of Convertible Note signed August 5, 2016 has resulted in issuance of 273,668,000 shares of common stock.

Redemption on May 9, 2017 of Convertible Note signed August 26, 2016 has resulted in issuance of 210,000,000 shares of common stock.

Redemption on May 12, 2017 of Convertible Note signed March 11, 2016 has resulted in issuance of 250,560,000 shares of common stock.

Redemption on May 18, 2017 of Convertible Note signed March 11, 2016 has resulted in issuance of 268,920,000 shares of common stock.

Redemption on May 19, 2017 of Convertible Note signed August 1, 2016 has resulted in issuance of 400,000,000 shares of common stock.

Redemption on May 19, 2017 of Convertible Note signed August 26, 2016 has resulted in issuance of 275,150,000 shares of common stock

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

On March 27,2017, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase the Company’s authorized shares of common stock to 20,000,000,000, $0.001 par value and 10,000,0000 shares of blank check preferred stock $0.001 par value.

On April 10, 2017, the Company issued 9,000,000 of Series A Restricted Preferred Stock to Flex Mining, Ltd., at par value in respect to all sums owed for expenditure requirements totaling $9,000. The Preferred Stock will be considered the Company’s new control block and will never be converted into Common Stock.

As of April 30, 2017, we had 4,112,786,274 shares of common stock and 10,000,000 shares of Series A Preferred Stock issued and outstanding.

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

In furtherance of our planned exploration program on the Big Monty Claims, on August 8, 2016 we entered into a Contracting Agreement with Canadian Exploration Services Limited (“CXS”) for contracting services and exploration work. On February 22, 2017, we entered another Contracting Agreement with CXS and paid a deposit of $22,000 for a line cutting program to establish a grid for future geophysical and geological surveys and drill control. The line cutting program is part of the overall exploration program described in our August 8, 2016 agreement with CXS.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three and six month periods ended April 30, 2017 and April 30, 2016. We have not generated any operating revenues since inception.

Results of Operations for the three-month periods ended April 30, 2017 and April 30, 2016

	April 30, 2017	April 30, 2016	Difference	Explanation
Exploration Expense	9,000	-	9,000	9m Preferred shares issued at par to Flex Mining to settle fees owed.

Admin. and general Expenses	94,579	139,156	(44,577)	Decrease due to reduced consulting fees and legal and professional fees in current period
Shares issued for services	-	8,000	(8,000)	Shares issued to consultant for services

Amortization of Debt Discount	187,913	109,779	78,134	Due to increase in debt issue discounts on notes
Amortization of Deferred Charge	12,812	-	12,812	Due to increase in debt issue costs
(Gain) loss on valuation of derivative	(756,289)	343,753	(1,100,042)	Change in valuation of derivative liability on convertible notes at period end based on fair value.
Interest Expense	87,884	54,178	33,706	Increase due to increase in note balances compared to prior period.

	(364,101)	654,866	(1,018,967)

Results of Operations for the nine- month periods ended April 30, 2017 and April 30, 2016

	April 30, 2017	April 30, 2016	Difference	Explanation

Exploration Expense	24,009,000	-	24,009,000	10m Preferred shares issued to Flex Mining of which 1m is convertible into shares of common Stock at was valued at fair value of $24m.

General & admin. Expenses	337,057	298,677	38,380	Due to increase in advertising & marketing fees; Legal and professional fees offset by decrease in Consulting fees

Shares issued for services	-	280,000	(280,000)	400,000 shares issued to CEO & 210,000 to Consultants in prior period.
Gain on sale of debt		(96,819)	96,819	Purchase of debt for $5,000 resulting in gain
Amortization of Debt Discount	526,140	122,359	403,781	Due to increase in debt issue discounts on notes
Amortization of Deferred Charge	103,891	-	103,891	Due to increase in debt issue costs
(Gain) loss on valuation of derivative	(1,491,053)	343,753	(1,834,806)	Change in valuation of derivative liability on convertible notes at period end based on fair value
Gain (Loss) on Debt Conversion	-	4,391,200	(4,391,200)	Convertible debt converted into common shares in prior period.
Interest Expense	134,272	69,797	64,475	Increase due to increase in note balances compared to prior period.
Impairment loss on property	-	23,500,000	(23,500,000)	Write down in value of mining property due to value being impaired.

	23,619,307	28,908,967	(5,289,660)

We anticipate that our operating expenses will increase as we further implement our business plan and mineral exploration activities. Such increase will be attributable to the costs of raising additional capital, implementing our exploration program, and continuing as a public reporting company.

Liquidity and Capital Resources

Balance Sheets

As of April 30, 2017, our total assets were $99,651, in comparison to $53,573 as of July 31, 2016. Total cash, as of April 30, 2017, was $11,651, in comparison to $2,573 as of July 31, 2016. Our total liabilities were $877,974 as of April 30, 2017, in comparison to $1,954,451 as of July 31, 2016. Our working capital deficiency as of April 30, 2017 was $866,323, and $1,951,878 as of July 31, 2016.

Our accumulated deficit as of April 30, 2017 was $50,056,259, in comparison to $26,436,952 as of July 31, 2016. The total number of shares of our common stock outstanding was 4,112,786,274 as of April 30, 2017, and 103,096,935 as of July 31, 2016. The total number of preferred shares was 10,000,000 as of April 30, 2017 and Nil as of July 31, 2016.

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

Not including the cost of completing the exploration phase of our Big Monty project, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount
Accounting and audit	(i)	27,000
Edgar filing fees	(ii)	6,000
Filing fees - Nevada Secretary of State	(iii)	375
Office and general expenses	(iv)	43,000
Estimate expenses for the next twelve months		76,375

Accounts payable as of April 30, 2017		144,435
Cash required for the next twelve months		220,810

(i)	Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount
July 31, 2017	10-K	3,000	6,000	9,000
October 31, 2017	10-Q	1,500	3,000	4,500
January 31, 2018	10-Q	1,500	3,000	4,500
April 30, 2018	10-Q	1,500	3,000	4,500
Estimated Total		7,500	15,000	22,500

(ii)	Edgar filing fees

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

Recent Acquisitions and Financing Arrangements

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity, and ultimately to generate future profitable operations or income from investments. As of April 30, 2017, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. The following summarizes our financing transactions and activity during the period ended April 30, 2017.

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

On February 1, 2017, we issued a $65,000 convertible promissory note to an accredited investor. The note has a ten percent (10 per annum interest rate and a maturity date of November 1, 2017. The note is convertible into shares of common stock of the Company at any time at a rate of 60% of the lowest trading price of the shares over the previous 20-day period.

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

Our cash requirements are significant due to planned exploration activities and anticipated future development activities. There are no assurances that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Our ability to make scheduled payments on our debts as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default, which could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to sell or liquidate assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. If we are unable to do so, we may be left without sufficient liquidity, and we may not be able to repay our debt.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of April 30, 2017 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended April 30, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

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

As of April 30, 2017, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the periods ended April 30, 2017, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ending April 30, 2017 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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

From February 1, 2017 through April 30, 2017, the Company issued 3,955,941,566 shares of common stock pursuant to note conversions effected in accordance with the terms of our outstanding convertible promissory notes issued to accredited investors, thereby reducing the amounts of principal and interest due under such outstanding convertible promissory notes. The 3,955,941,566 shares of common stock issued pursuant to these note conversions were issued to “accredited investors,” as defined by Rule 501 of Regulation D promulgated under the Securities Act. The issuance of common stock pursuant to such note conversions was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

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

GOLD LAKES CORP.
(Registrant)

Date: June 16, 2017	By:	/s/ Christopher Vallos
Christopher Vallos
Chief Executive Officer Chief Financial Officer, President and Director

